Form 10-Q
period 1998-06-30
BINDVIEW DEVELOPMENT CORP
filed 1998-08-13
CIK 1061646

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________
         TO __________


                        COMMISSION FILE NUMBER 000-24677


                        BINDVIEW DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)


             TEXAS                                      76-0306721
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)


     3355 WEST ALABAMA, SUITE 1200
           HOUSTON, TX 77098                               77098
(Address of principal executive offices)                 (Zip code)


                                 (713) 843-1799
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the registrant's Common Stock, no par value, outstanding as of June 30, 1998, was 13,929,902.

------------------------------------------------------------------------------

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                     ASSETS
                                                                            JUNE 30,            DECEMBER 31,
                                                                         1998 (UNAUDITED)      1997 (AUDITED)
                                                                         ----------------      --------------
Current assets:
     Cash and cash equivalents                                               $ 12,749              $  7,203
     Accounts receivables, net                                                  3,212                 4,729
     Other current assets                                                         244                    --
     Deferred tax asset                                                         3,250                 3,150
                                                                             --------              --------
          Total current assets                                                 19,455                15,082
     Property and equipment, less accumulated depreciation                      1,991                 1,370
     Other assets                                                                  59                    57
                                                                             --------              --------
          Total assets                                                       $ 21,505              $ 16,509
                                                                             ========              ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $    815              $    785
     Accrued liabilities                                                          783                   831
     Accrued compensation                                                         634                   614
     Deferred revenue                                                           3,637                 2,029
                                                                             --------              --------
          Total current liabilities                                             5,869                 4,259
                                                                             --------              --------
Shareholders' equity:
     Convertible preferred stock, $0.01 par value, 20,000 shares                   25                    25
          authorized, 2,528 and 2,528 shares issued and outstanding, respectively, liquidation preference of $18,002
     Common stock, no par value, 100,000 shares authorized,                         1                     1
          13,930 and 13,198 shares issued and outstanding, respectively
     Additional paid-in capital                                                34,462                31,728
     Common stock warrant to purchase 438 shares                                   --                   550
     Retained earnings (accumulated deficit)                                   (4,835)               (6,037)
     Treasury stock, 4,922 shares                                             (14,017)              (14,017)
                                                                             --------              --------
       Total shareholders' equity                                              15,636                12,250
                                                                             --------              --------
          Total liabilities and shareholders' equity                         $ 21,505              $ 16,509
                                                                             ========              ========

      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                QUARTER                    SIX MONTHS
                                             ENDED JUNE 30,               ENDED JUNE 30,
                                         ---------------------        ---------------------
                                          1998          1997           1998          1997
                                         -------       -------        -------       -------
Revenues:
   Licenses                              $ 6,219       $ 3,308        $10,603       $ 6,258
   Services                                1,774           604          3,230         1,077
                                         -------       -------        -------       -------
      Total revenues                       7,993         3,912         13,833         7,335
                                         -------       -------        -------       -------

Cost of revenues:
   Cost of licenses                          254           138            462           229
   Cost of services                          226           142            441           247
                                         -------       -------        -------       -------
      Total cost of revenues                 480           280            903           476
                                         -------       -------        -------       -------
Gross profit                               7,513         3,632         12,930         6,859
                                         -------       -------        -------       -------
Costs and expenses:
   Sales and Marketing                     3,733         1,827          6,441         3,196
   Research and Development                2,050           700          3,693         1,322
   General and Administrative                735           483          1,411           994
                                         -------       -------        -------       -------
Operating income                             995           622          1,385         1,347
Other income, net                            142            15            271            29
                                         -------       -------        -------       -------
Income before income tax provision         1,137           637          1,656         1,376
Provision for income tax                     332            --            454            --
                                         -------       -------        -------       -------
Net income                                   805           637          1,202         1,376
Pro forma charge in lieu of
   income taxes                               --           223             --           482
                                         -------       -------        -------       -------
Pro forma net income                     $   805       $   414        $ 1,202       $   894
                                         =======       =======        =======       =======
Earnings per common share:
   Basic                                 $  0.10       $  0.05        $  0.14       $  0.11
   Diluted                               $  0.04       $  0.03        $  0.07       $  0.06

Shares used in computing earnings
   per common share:
   Basic                                   8,391         8,228          8,333         8,228
   Diluted                                17,902        14,439         17,581        14,555


      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                      ---------------------
                                                                       1998          1997
                                                                      -------       -------
Cash flows from operating activities:
     Net income                                                       $ 1,202       $ 1,376
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization expenses                          414           291
          Deferred income taxes                                          (100)           --
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable               1,517          (663)
               Decrease (increase) in other assets                       (246)           45
               Increase in accounts payable                                30           219
               Decrease in accrued liabilities                            (28)         (335)
               Increase in deferred revenues                            1,608           232
                                                                      -------       -------
                    Net cash provided by operating activities           4,397         1,165
                                                                      -------       -------
Cash flows from investing activities:
     Purchase of property and equipment                                (1,035)         (594)
                                                                      -------       -------
                    Net cash used by investing activities              (1,035)         (594)
                                                                      -------       -------
Cash flows from financing activities:
     Proceeds from exercise of stock options                              688            --
     Proceeds from exercise of warrants                                 1,496            --
                                                                      -------       -------
                    Net cash provided by financing activities           2,184            --
                                                                      -------       -------
Net increase in cash and cash equivalents                               5,546           571
Cash and cash equivalents at beginning of period                        7,203           766
                                                                      -------       -------
Cash and cash equivalents at end of period                            $12,749       $ 1,337
                                                                      =======       =======


      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              RETAINED
                                                  COMMON STOCK       ADDITIONAL   COMMON      EARNINGS                   TOTAL
                                   PREFERRED   -------------------    PAID-IN      STOCK    (ACCUMULATED   TREASURY   SHAREHOLDERS'
                                     STOCK      SHARES     AMOUNT     CAPITAL     WARRANT     DEFICIT)      STOCK        EQUITY
                                   ---------   --------   --------   ----------   -------   ------------   --------   -------------
Balance at December 31, 1997          $25       13,198       $ 1       $31,728     $ 550      $(6,037)     $(14,017)     $12,250

Exercise of stock options              --          295        --           384        --          --            --           384
Exercise of stock warrants             --          438        --         1,796      (550)         --            --         1,246
Tax benefit related to exercise
   of employee stock options
   and warrants                        --          --         --           554        --          --            --           554
Net income for the six months
   ended June 30, 1998                 --          --         --           --         --        1,202           --         1,202
                                      ---       ------       ---       -------     -----      -------      --------      -------
Balance at June 30, 1998              $25       13,930       $ 1       $34,462     $  --      $(4,835)     $(14,017)     $15,636


           See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL DATA

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements of BindView Development Corporation, a Texas corporation (the "Company" or "BindView"), reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1997, which are included in Amendment No. 4 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "Commission") on July 23, 1998 (Reg. No. 333-52883).

         Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

NOTE 2 - DESCRIPTION OF BUSINESS

         The Company was incorporated in May 1990. Previous to 1995, the Company was known as The LAN Support Group, Inc. The Company develops, markets and supports a suite of systems management software products that manage the security and integrity of complex, distributed client/server networks operating on Microsoft Windows NT and Novell NetWare environments.

NOTE 3 - EARNINGS PER SHARE

         Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to outstanding shares of convertible preferred stock and outstanding stock options and warrants to purchase common stock. Incremental shares of 6,211 and 9,511 in the second quarter of 1997 and 1998, respectively, and incremental shares of 6,327 and 9,248 in the six months ended June 30, 1997 and 1998, respectively, were used in the calculation of diluted earnings per common share.

NOTE 4 - INCOME TAX

         For the second quarter of 1998, the Company recorded a tax provision on the income from operations. The effective tax rate for the second quarter differs from the federal statutory tax rate due to a research and development credit generated by the Company. As of June 30, 1998, the Company's remaining net operating loss carryforwards approximate $5,800 for federal tax purposes, which may be utilized to reduce future taxable income through the year 2012. Based on the historical earnings generated by the Company, management believes it is likely that the tax benefits related to the net operating loss carryforward will be realized and has, therefore, provided no valuation allowance for the related deferred tax asset.

NOTE 5 - SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING

         On May 15, 1998, the Company filed a registration statement with the Commission permitting the Company to sell 2,759 shares of its common stock to the public, and 563 additional shares to cover over-allotments. The registration statement also permitted certain stockholders of the Company to sell 991 shares to the public. The registration statement became effective on July 23, 1998. With the exercise of the over-allotment, the initial public offering resulted in proceeds to the Company of approximately $29,914, net of approximately
$3,300 in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

EXERCISE OF WARRANTS AND CONVERSION OF PREFERRED STOCK

         On July 20, 1998, warrants to purchase 750 shares common stock at $4.00 per share were exercised. Pursuant to the initial public offering that became effective on July 23, 1998, the Company's preferred stock automatically converted into 6,320 shares of common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Risk Factors" set forth in the Company's Registration Statement on Form S-1 (Reg. No. 333-52883). The following discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual financial statements included in the Company's Registration Statement on Form S-1 and the condensed consolidated interim financial statements and the accompanying notes.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of selected items in the Condensed Consolidated Statement of Income to total revenues:


                                                     QUARTER                     SIX MONTHS
                                                  ENDED JUNE 30,                ENDED JUNE 30,
                                             -------------------------     -------------------------
                                                1998           1997           1998           1997
                                             ----------     ----------     ----------     ----------
                                                           (percent of total net revenues)

Revenues:
     Licenses                                      77.2           84.6           76.7           85.3
     Services                                      22.2           15.4           23.3           14.7
                                             ----------     ----------     ----------     ----------
          Total revenues                          100.0          100.0          100.0          100.0
                                             ----------     ----------     ----------     ----------

Cost of revenues:
     Cost of licenses                               3.2            3.5            3.3            3.1
     Cost of services                               2.8            3.6            3.2            3.4
                                             ----------     ----------     ----------     ----------
          Total cost of revenues                    6.0            7.2            6.5            6.5
                                             ----------     ----------     ----------     ----------
Gross profit                                       94.0           92.8           93.5           93.5
                                             ----------     ----------     ----------     ----------

Costs and expenses
     Sales and Marketing                           46.7           46.7           46.6           43.6
     Research and Development                      25.6           17.9           26.7           18.0
     General and Administrative                     9.2           12.3           10.2           13.6
                                             ----------     ----------     ----------     ----------
Operating income                                   12.4           15.9           10.0           18.4
Other income,net                                    1.8            0.4            2.0            0.4
                                             ----------     ----------     ----------     ----------
Income before income tax provision                 14.2           16.3           12.0           18.8
Provision for income tax                            4.2             --            3.3             --
                                             ----------     ----------     ----------     ----------
Net income                                         10.1           16.3            8.7           18.8
Pro forma charge in lieu of income taxes             --            5.7             --            6.6
                                             ----------     ----------     ----------     ----------
Pro forma net income                               10.1           10.6            8.7           12.2
                                             ==========     ==========     ==========     ==========

REVENUES

         The Company's revenues are derived from the sale of software products and related services including subscription contracts. The Company's revenues increased $4.1 million or 104% in the second quarter of 1998 over the comparable quarter of the prior year and $6.5 million or 89% over the comparable six months of the prior year.

         The Company's license revenues increased $2.9 million or 88% in the second quarter of 1998 over the comparable quarter of the prior year and $4.3 million or 69% over the comparable six months of the prior year. The increase in the Company's license revenues over these periods is a result of continued market acceptance of the BindView EMS product family.

         The Company's service revenues increased $1.2 million or 194% in the second quarter of 1998 over the comparable quarter of the prior year and $2.2 million or 200% over the comparable six months of the prior year. The increase in the Company's service revenues over these periods is a result of increase in purchases of subscription contracts by the Company's growing installed customer base. As subscription contracts are recognized ratably over the one-year contract term, an increase in such revenues as a percentage of total revenues would result in greater deferred revenue recognition. This may, in turn, impact the Company's operating margins.

COST OF REVENUES

         Cost of licenses includes product manuals, packaging, distribution and media costs for the Company's software products. The Company's cost of licenses increased $116,000 or 84% in the second quarter of 1998 over the comparable quarter of the prior year and $233,000 or 101% over the comparable six months of the prior year. The cost of licenses has increased primarily due to increases in product shipments. The Company believes these costs will remain relatively consistent as a percentage of total revenue, although there will continue to be quarterly fluctuations due to the timing of certain expenses.

         Cost of services includes personnel and other costs related to technical support and professional services. The Company's cost of services increased $84,000 or 59% in the second quarter of 1998 over the comparable quarter of the prior year and $194,000 or 79% over the comparable six months of the prior year. The cost of services has increased primarily due to increases in the cost of technical support staff providing support to the Company's growing customer base and increases in the cost of professional services staff providing customer training and implementation services.

COSTS AND EXPENSES

         Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. The Company's sales and marketing expenses increased $1.9 million or 104% in the second quarter of 1998 over the comparable quarter of the prior year and $3.2 million or 102% over the comparable six months of the prior year. Sales and marketing expenses remained constant at 46.7% of revenues for the second quarter of 1998 and 1997 and increased to 46.6% of revenues from 43.6% of revenues for the six months ended June 30, 1998 and 1997, respectively. Due to the seasonal nature of revenues, the Company anticipates that for the remainder of 1998, sales and marketing expenses will decrease as a percentage of revenues but increase in absolute dollars as the Company continues to invest in marketing campaigns relative to the sales growth and increase its expansion of domestic and international sales efforts.

         Research and development expenses consist primarily of salaries and benefits of product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. The Company's research and development expenses increased $1.4 million or 193% in the second quarter of 1998 over the comparable quarter of the prior year and $2.4 million or 179% over the comparable six months of the prior year. Research and development expenses increased to 25.6% of revenues in the second quarter of 1998 compared to 17.9% in the corresponding period of 1997 and increased to 26.7% of revenues from 18.0% of revenues for the six months ended June 30, 1998 and 1997, respectively. The Company is committed to continuing a significant research and development program to support current operations and meet the future demands of product introductions and enhancements. Accordingly, the Company anticipates it will continue to devote substantial resources to product research and development for the foreseeable future, and research and development expenses will increase in absolute dollars.

         General and administrative expenses consist primarily of salaries, personnel and related costs for the Company's executive, administrative, finance and information services staff. The Company's general and administrative expenses increased $252,000 or 52% in the second quarter of 1998 over the comparable quarter of the prior year and $417,000 or 42% over the comparable six months of the prior year. General and administrative expenses declined to 9.2% of revenues in the second quarter of 1998 compared to 12.3% in the corresponding period of 1997 and declined to 10.2% of revenues from 13.6% of revenues for the six months ended June 30, 1998 and 1997, respectively. This decline in general and administrative expenses as a percentage of revenue is a result of the Company's ongoing efforts to manage operating expenses. The Company expects that general and administrative expenses may decrease as a percentage of total revenue, but will increase in absolute dollars due to increased costs related to being a public company.

OTHER INCOME, NET

         The Company had other income of $142,000 in the second quarter of 1998 compared to $15,000 in the corresponding period of 1997. This increase is primarily due to an increase in interest income related to higher cash and cash equivalent balances.

PROVISION FOR INCOME TAXES

         The Company is currently generating a research and development credit on its federal income tax provision. As a result of this credit, the Company's effective tax rate for the second quarter of 1998 is 28%. If the Company is unable to receive this credit in subsequent quarters, the effective tax rate could rise to 35%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased to $13.3 million at June 30, 1998 from $10.8 million at December 31, 1997. The Company's cash and cash equivalent balance increased to $12.7 million at June 30, 1998 from $7.2 million at December 31, 1997 due primarily to positive cash flow from operating activities and the exercise of stock options and warrants.

         The Company believes that the net proceeds of its initial public offering, together with existing cash and cash equivalents, and cash flow from operations will be sufficient to meet its normal working capital requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing would not be dilutive.

         The Company is currently in the process of assessing its compliance with Year 2000 issues. At this time, the Company is not aware of any material operational issues or costs associated with Year 2000 compliance of its own products. The Company does not expect to incur significant costs to make its products or internal information systems Year 2000 compliant. Based upon the Company's assessment of its other critical components and processes, including relationships with vendors, suppliers, customers and banks, the Company does not believe that a material uncertainty exists that would significantly affect its business or results of operations.

         The Company currently intends to use the net proceeds of its initial public offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business, as well as for possible acquisitions of businesses, products and technologies that are complementary to those of the Company. There can be no assurance the Company will be able to identify any acquisitions of businesses, products or technology that are complimentary to those of the Company or are on terms that are acceptable to the Company. Pending such uses, the net proceeds will be invested in government securities and other short-term, investment-grade, interest-bearing instruments.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in statements set forth under "Cautionary Statements" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons on its behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements.

CAUTIONARY STATEMENTS

         OPERATING RESULTS SUBJECT TO SIGNIFICANT FLUCTUATIONS; SEASONALITY. The Company's quarterly revenues, expenses and operating results have in the past varied and in the future will continue to vary significantly due to a variety of factors, such as demand for the Company's products, the size and timing of significant orders and their fulfillment, the length of the sales cycle for larger orders, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, changes in pricing policies by the Company or its competitors, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors or in anticipation of changes or delays in network operating system ("NOS") platforms and technologies, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, changes in the Company's level of operating expenses, budgeting cycles of its customers, product life cycles, undetected software errors and other product quality problems, the Company's ability to attract and retain qualified personnel, changes in the Company's sales incentive plans and staffing of sales territories, changes in the mix of products and services sold, changes in the mix of domestic and international revenues, the level of international expansion, changes in the mix of channels through which the Company's products are offered, the impact of industry consolidation, the Company's ability to control costs and general domestic and international economic and political conditions. The Company operates with virtually no order backlog because its software products are shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked throughout that quarter. A disproportionate amount of the Company's sales are booked in the last few weeks or days of each quarter as a result of customer buying patterns. The Company believes this pattern will continue. Moreover, the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues.

         The Company's quarterly operating results are subject to certain seasonal fluctuations, largely due to customer buying patterns. Historically, the Company's revenues have tended to be strongest in the fourth quarter of the year and to decrease in the first quarter of the following year. The Company believes this seasonality is due to the calendar year budgeting cycles of many of its customers and to compensation polices tending to compensate sales personnel for achieving annual revenue quotas. In future periods, the Company expects these seasonal trends may cause first quarter revenues to be significantly lower than the level achieved in the preceding fourth quarter.

         Prior to January 1, 1998, the Company provided telephone support free of charge and sold product upgrades separately or through subscription contracts. The Company now requires its customers to purchase a subscription policy in order to receive product upgrades and technical support. Unlike software license revenues that are generally recognized upon shipment of the product, the Company recognizes revenues from the sale of subscription contracts ratably over the life of the contract term. As a result, to the extent that the Company derives a larger percentage of its revenues from the sale of subscription contracts, the Company will experience an increase in deferred revenue that is likely to result in decreases in operating margins that could have an adverse effect on the Company's business operating results and financial condition.

         Based upon all of the factors described above, the Company believes that its quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. The Company has limited ability to forecast future revenues, and it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In the event operating results are below expectations, or in the event adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be adversely affected.

         LIMITED OPERATING HISTORY; FUTURE OPERATING RESULTS UNCERTAIN. Although the Company was founded in 1990 and began shipping its first products in 1991, the Company has derived substantially all of its revenues since 1995 from sales of its BindView NCS product line released in 1993 and its BindView EMS product line, which replaced the BindView NCS product line in 1996. The Company therefore has a limited history of operating results based on its primary products and, accordingly, the Company's prospects should be viewed in light of the risks and uncertainties inherent to a software company in the early stages of development, particularly in the highly competitive and rapidly evolving systems management software market. To compete in this market, the Company believes that it will be necessary to devote substantial resources to expanding its sales and marketing organization and to continued product development. As a result, the Company will need to recognize significant quarterly revenues to maintain profitability. Although the Company's revenues have increased in recent years, and revenues for recent quarters have exceeded revenues for the same quarter for the prior year, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.

         SIGNIFICANT COMPETITION. The market in which the Company competes is intensely competitive and characterized by rapidly changing technology and evolving standards. Companies offering competitive products vary in the scope and breadth of the products and services offered and include: (i) providers of security analysis and audit products, such as Axent Technologies, Inc. and Security Dynamics Technologies, Inc.; (ii) providers of standalone inventory and asset management products such as Tally Systems Corp.; (iii) providers of LAN desktop management suites, such as Intel Corporation, Hewlett-Packard Company and Microsoft Corporation; and (iv) providers of Year 2000 assessment products such as Network Associates, Inc. In addition, the native tools provided by Novell, Inc. and third-party tools provided by certain vendors, such as Computer Associates, Inc. and other companies, may compete with certain management features of the Company's products. The Company has experienced, and expects to continue to experience, increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors, including such enterprise management companies as IBM/Tivoli and Computer Associates, Inc., may have greater name recognition or more extensive customer bases that could be leveraged. The Company expects additional competition as other established and emerging companies enter into the network management software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

         In addition, vendors of operating system software, particularly Microsoft and Novell, may in the future enhance their products to include functionality that is currently provided by the Company's products. The widespread inclusion of the functionality of the Company's software as standard features of operating system software could render the Company's products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of the Company's products. Even if the functionality provided as standard features by operating system software is more limited than that of the Company's software, there can be no assurance that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing additional software.

         Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of the Company's current or prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain new licenses or to obtain maintenance and support renewals for existing licenses on terms favorable to the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would materially adversely affect the Company's business, operating results and financial condition.

         RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS. The market for the Company's products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. The Company relies heavily on its relationships with Microsoft and Novell and attempts to coordinate its product offerings with the future releases of operating systems by such vendors. The Company may or may not be made aware of such feature enhancements prior to their release and, therefore, may not be able to introduce products on a timely basis that capitalize on such operating system releases and feature enhancements. As a result of the complexities inherent in client/server computing environments, the life cycles of the Company's software products are difficult to estimate and new products and product enhancements can require long development and testing periods and are dependent on the Company's ability to hire and retain increasingly scarce and technically competent personnel. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. The Company has, on occasion, experienced delays in the scheduled introduction of new and enhanced products and there can be no assurance that such delays will not be experienced in the future. As a result, the Company's future success will depend, in part, upon its ability to continue to enhance existing products and develop and introduce in a timely manner new products to keep pace with technological change and evolving industry standards, satisfy customer requirements and achieve market acceptance. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products, capabilities or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive or shorten the life cycles of the Company's products.

         DEPENDENCE ON CONTINUED GROWTH OF THE MARKET FOR WINDOWS NT AND NOVELL NETWARE OPERATING SYSTEMS. To date, all of the Company's revenues have been dependent upon Microsoft's Windows NT and Novell's NetWare operating systems. Although demand for Windows NT and Novell NetWare operating systems has grown in recent years with the proliferation of distributed computing, this market is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, organizations will continue to adopt the Company's products. The rate of acceptance of the Company's products is dependent upon the increasing complexity of Windows NT and NetWare operating systems and the lack of effective tools to simplify system administration and security management for these environments. There can be no assurance that the market for the Company's products will continue to develop or that the Company's products will be widely accepted. Additionally, there can be no assurance that the market for system administration and security management software generally will continue to grow. If the markets for the Company's products fail to develop or develop more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. The percentages of the Company's revenues attributable to licenses of its software operating on particular platforms are subject to change from time to time due to a number of factors outside the Company's control, such as changing market acceptance and penetration of the various operating system platforms supported by the Company and the relative mix of development and installation by value-added resellers ("VARs") of application software operating on such platforms.

         PRODUCT CONCENTRATION. Substantially all of the Company's revenues to date have been attributable to the sale of its NOSadmin and NETinventory products, and these products are currently expected to account for substantially all of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of its NOSadmin and NETinventory products and enhancements to these products, as well as the continued development of additional snap-in modules to its Enterprise Console product. Consequently, a decline in the demand for, or market acceptance of, the Company's NOSadmin and NETinventory products as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition. Although the Company currently has plans to broaden its product line, there can be no assurance that such product concentration will be reduced.

         RISKS ASSOCIATED WITH LENGTH OF SALES CYCLE. The Company has traditionally focused sales of its products to the workgroups and divisions of a customer, resulting in a sales cycle ranging between three and six months. Recently, the Company has focused more of its selling effort on products for the customer's entire enterprise, since such sales represent a larger revenue opportunity. However, the sales cycle for these enterprise-wide sales typically ranges between six and twelve months, which can be more than twice as long as the sales cycle for smaller scale implementations. Because of the costs involved, customers of enterprise-wide sales generally commit significant resources to an evaluation of available network management software and require the Company to expend substantial time, effort and money educating them about the value of the Company's products and services. Enterprise-wide sales of the Company's software products require an extensive sales effort throughout a customer's organization because decisions to license and deploy such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor competing products or to delay or forego a purchase. As a result of the length of the sales cycle for larger, enterprise-wide sales of its products and services, the Company has a limited ability to forecast the timing and amount of specific sales. The delay or failure to complete one or more large, enterprise-wide sales in a particular quarter or calendar year could have a materially adverse effect on the Company's business, operating results and financial condition and could cause the Company's operating results to vary significantly from quarter to quarter. See "Operating Results Subject to Significant Fluctuations; Seasonality", above.

         MANAGEMENT OF A RAPIDLY CHANGING BUSINESS. The Company has recently experienced a period of significant expansion that has placed significant demands upon its management, systems and resources. This expansion of the Company's business has placed, and any future expansion is expected to continue to place, a significant strain on the Company's management and operations, including its sales, customer support, research and development, finance and administrative operations. The Company is in the process of upgrading its internal financial, reporting and sales contact management systems to enhance the Company's ability to obtain, analyze and manage information and sales contacts derived from its domestic and international operations. There can be no assurance, however, that the Company's existing or future controls, systems or procedures will be adequate to support the Company's operations. The Company is also considering moving to new headquarters facilities in 1998, which can be a disruptive, time consuming and expensive process. The Company's ability to manage its future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems and procedures on a timely basis, implement new systems as necessary, expand, train and manage its employee workforce and recruit qualified management personnel. There can be no assurance that the Company's controls, systems, procedures or management will be adequate to support the Company's operations. Further, the implementation of such controls, systems or procedures could entail substantial expense and require the time and attention of key management personnel, either of which could have a materially adverse effect on the Company's business, operating results or financial condition. The rapid expansion of the Company's business may result in the Company being subject to a variety of local, state, federal and international taxes. Although the Company believes it is currently in compliance with the rules and regulations of such tax jurisdictions, due to the complexity inherent in such tax laws, any discovered current or future tax liabilities could have a materially adverse effect on the Company's business, operating results and financial condition. The founders of the Company, including the Company's Chief Executive Officer, have had no prior experience managing a large or public company, and have only limited experience managing a rapidly growing business organization. The failure of the Company's management to respond effectively to changing business conditions would have a material adverse effect upon the Company's business, operating results and financial condition.

         DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL QUALIFIED PERSONNEL. The Company's success depends to a significant extent upon the efforts of Eric
J. Pulaski, the Company's President and Chief Executive Officer, who is not bound by an employment contract, and other key management, sales and marketing, technical support and research and development personnel. The loss of key management or technical personnel could adversely affect the Company. The Company does not maintain key man life insurance policies on any of its executive officers. The Company believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled research and development, technical support and sales and marketing personnel. Like other software companies, the Company faces intense competition for such personnel and the Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. The Company anticipates that it will need to continue to increase the size of its research and development, direct telesales, services and support personnel in future periods. In particular, the Company has experienced difficulties in hiring and retaining qualified research and development personnel. In order to support sales growth, if any, the Company will need to increase the size of its sales and marketing staff, increase the staff's productivity and, in selected markets, develop indirect distribution channels. There can be no assurance that the Company will be able to successfully leverage its sales force or that the Company's sales and marketing organization will successfully compete against the more extensive and better funded sales and marketing organizations of many of the Company's current and future competitors. There can be no assurance that the Company will be successful in attracting, assimilating and retaining additional qualified personnel in the future. The loss of the services of one or more of the Company's key individuals or the failure to attract and retain additional qualified personnel, could have a material adverse effect on the Company's business, operating results and financial condition.

         RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS. The Company only recently opened its first direct telesales and service office outside the United States. Historically, the Company has generated revenues outside North America through indirect channels, including VARs and other distributors. The Company is in the early stages of developing its indirect distribution channels in certain markets outside the United States. There can be no assurance that the Company will be able to attract third parties that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company's arrangements with its resellers generally provide that such resellers may carry competing product offerings. There can be no assurance that any distributor or reseller will continue to represent the Company's products. The inability to recruit, or the loss of, important sales personnel, distributors or resellers could materially adversely affect the Company's business, operating results and financial condition.

         The Company anticipates that for the foreseeable future an increasing percentage of its revenues may be derived from sources outside North America as the Company seeks to expand its sales and support operations internationally. In January 1998, the Company established its first international direct telesales office and is still adapting the telesales model utilized by the Company in North America to local conditions. In order to successfully expand international sales, the Company must establish additional international direct telesales offices, expand the management and support organizations for its international sales channel, hire additional personnel, customize its products for local markets, recruit additional international resellers where appropriate and expand the use of its direct telesales model. There are currently only a limited number of companies that have established a direct telesales model in countries outside the United States. In the event the Company is unable to establish and generate increased sales through a direct telesales model, it will incur higher personnel costs without corresponding increases in revenue, resulting in lower operating margins for its international operations. In addition, the differing employment policies of countries outside the United States potentially reduce the Company's flexibility in managing headcount and, in turn, managing personnel-related expenses. To the extent that the Company is unable to address the risks associated with these international sales in a timely and cost-effective manner, the Company's sales growth internationally, if any, will be limited, operating margins could be reduced by increases in personnel-related expenses without corresponding increases in revenues, and the Company's business, operating results and financial condition could be materially adversely affected. Even if the Company is able to successfully expand its international operations, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

         The Company's international operations are generally subject to a number of risks, including costs of customizing products for foreign countries, protectionist laws and business practices favoring local competition, dependence on local vendors, compliance with multiple, conflicting and changing governmental laws and regulations, longer sales cycles, greater difficulty or delay in accounts receivable collection, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, foreign currency exchange rate fluctuations, multiple and conflicting tax laws and regulations and political and economic instability. To date, substantially all of the Company's revenues and costs have been denominated in U.S. dollars. However, the Company believes that in the future, an increasing portion of the Company's revenues and costs will be denominated in foreign currencies. There can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition. Management currently does not have an active foreign exchange hedging program. As a result the Company's foreign operations are subject to the risks of future foreign currency fluctuations, to the extent that they are not hedged by obligations denominated in local currencies. See "Operating Results Subject to Significant Fluctuations; Seasonality".

         LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT. The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. However, the Company believes that such measures afford only limited protection. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the copyrights and trade secrets owned by the Company. The Company licenses its software products primarily under "shrink wrap" licenses (i.e., licenses included as part of the product packaging). Shrink wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon the opening of the product package. In cases where the Company negotiates a specific license with a customer, the license agreement contains provisions purporting to protect the Company's proprietary rights. The Company believes, however, that these measures afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult and the Company is unable to determine the extent to which its products may be copied by unauthorized parties. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competition will not independently develop similar or superior technology.

         The Company is not aware that it is infringing upon any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers increasingly will be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to either license the infringed or similar technology or develop alternative technology on a timely basis, the Company's business, operating results and financial condition could be materially adversely affected.

         RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. Historically, the Company has not engaged in a substantial number of acquisitions. However, in order to remain competitive in the future, the Company may find it necessary to acquire businesses, products and technologies that could complement or expand the Company's business. In the event that the Company identifies an appropriate acquisition candidate, there can be no assurance that the Company would be able to successfully negotiate the terms of any such acquisition, finance such acquisition or integrate such acquired business, products or technologies into the Company's existing business and operations. Furthermore, the negotiation of potential acquisitions as well as the integration of an acquired business could cause diversions of management time and resources. There can be no assurance that a given acquisition, whether or not consummated, would not materially adversely affect the Company's business, operating results and financial condition. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, the Company may be required to use a substantial portion of the Company's available cash (including proceeds of this offering) to consummate the acquisitions. If the Company consummates one or more significant acquisitions in which the consideration consists of stock, shareholders of the Company could suffer a significant dilution of their interests in the Company.

         RISK OF UNDETECTED SOFTWARE ERRORS. Software products as complex as those offered by the Company may contain certain undetected errors, particularly when first introduced or when new versions or enhancements are released.

The Company has in the past discovered software errors in certain of its new products after their introduction. There can be no assurance that, despite testing by the Company, such errors will not be found in current versions, new versions or enhancements of its products after commencement of commercial shipments, resulting in adverse publicity, loss of revenues, delay in market acceptance or claims by customers brought against the Company, all of which could have a material adverse effect on the Company's business, operating results and financial condition.

         YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products were not built to cope with issues that will result from accepting and processing dates beyond December 31, 1999. This problem stems from the fact that many software products, computer systems, and other equipment with embedded hardware chips that use dates, have stored the year component of such dates as a two-digit number relative to the year 1900 rather than as a four-digit number (e.g., storing the year as "98" rather than "1998"). On January 1, 2000, systems using only a two-digit year may interpret the year "00" as "1900" rather than "2000" and continue to misinterpret subsequent years as well. In addition, the clocks of many systems that automatically compute leap years may incorrectly compute leap years beyond 1999. Many other associated problems could also occur, including system failures or miscalculations causing disruption of operations. As a result, in the next two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the latest versions of BindView EMS are designed to be Year 2000 compliant, releases of BindView EMS before version 5.2a are not Year 2000 compliant or have not been tested for Year 2000 compliance. There can be no assurance the Company's software products designed to be Year 2000 compliant contain all necessary date code changes.

         The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in depressed market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current software needs and, as a result, switch to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

         BindView currently uses third-party software applications, some of which are not Year 2000 compliant. The Company is in the process of upgrading these systems to be able to handle the transition to the Year 2000 and beyond and plans to have these upgrades completed within the next 12 months. In addition, the Company is not yet certain as to the extent to which the computer software and business systems of its suppliers are Year 2000 compliant. If systems of third parties on which the Company relies are not converted on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's business, financial conditions or results of operations.

         PRODUCT LIABILITY. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. The Company has not experienced any material product liability claims to date. However, the sale and support of the Company's products may entail the risks of such claims, which may be substantial in light of the use of the Company's products in business-critical applications. In particular, because certain products of the Company are sold to customer's with the intent of aiding them in their attempt to resolve security management, inventory management and Year 2000 issues, it is possible that the Company could be exposed to product liability claims in the event such products result in additional problems for the customer or do not perform as the customer might expect. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have a materially adverse effect on the Company's business, operating results and financial condition.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are filed with this Quarterly Report.

         11       --       Statement Regarding Computation of Earnings Per Share
         27       --       Financial Data Schedule.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BINDVIEW DEVELOPMENT CORPORATION


                               By:         /s/ ERIC J. PULASKI
                                  ------------------------------------------
                                               Eric J. Pulaski
                                    President and Chief Executive Officer

August 13, 1998




                               By:         /s/ SCOTT R. PLANTOWSKY
                                  ------------------------------------------
                                               Scott R. Plantowsky
                                  Vice-President and Chief Financial Officer

August 13, 1998

                               INDEX TO EXHIBITS



   Exhibit
     No.                          Description
   -------                        -----------
     11     --  Statement Regarding Computation of Earnings Per Share

     27     --  Financial Data Schedule.
