Form 10-Q
period 1998-09-30
BINDVIEW DEVELOPMENT CORP
filed 1998-11-06
CIK 1061646

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-24677

                        BINDVIEW DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                     TEXAS                                   76-0306721
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

3355 WEST ALABAMA, SUITE 1200 HOUSTON, TX                      77098
 (Address of principal executive offices)                    (Zip code)

                                 (713) 843-1799
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock, no par value, outstanding as of September 30, 1998, was 19,965,170


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT PAR VALUE)


                           ASSETS                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                 1998 (UNAUDITED)      1997 (AUDITED)
                                                                                 ----------------      --------------
Current assets:
     Cash and cash equivalents                                                       $ 48,374            $  7,203
     Accounts receivables, net                                                          3,706               4,729
     Other current assets                                                                 686                  --
     Deferred tax asset                                                                 3,939               3,150
                                                                                     --------            --------
          Total current assets                                                         56,705              15,082
     Property and equipment, net                                                        3,784               1,370
     Other assets                                                                          31                  57
                                                                                     --------            --------
          Total assets                                                               $ 60,520            $ 16,509
                                                                                     ========            ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $  1,496            $    785
     Accrued liabilities                                                                  908                 831
     Accrued compensation                                                                 822                 614
     Deferred revenue                                                                   4,357               2,029
                                                                                     --------            --------
       Total current liabilities                                                        7,583               4,259
                                                                                     --------            --------
Shareholders' equity:
     Convertible preferred stock, $0.01 par value, 20,000                                  --                  25
       shares authorized, 0 and 2,528 shares issued  and
       outstanding, respectively, liquidation preference of $18,002

     Common stock, no par value, 100,000 shares authorized,                                 1                   1
       19,965 and 13,198 shares  issued and  outstanding, respectively

     Additional paid-in capital                                                        56,244              31,728
     Common stock warrant to purchase 438 shares                                           --                 550
     Accumulated deficit                                                               (3,308)             (6,037)
     Treasury stock, 4,922 shares                                                          --             (14,017)
                                                                                     --------            --------
       Total shareholders' equity                                                      52,937              12,250
                                                                                     --------            --------
          Total liabilities and shareholders' equity                                 $ 60,520            $ 16,509
                                                                                     ========            ========

See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             QUARTER               NINE MONTHS
                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                       -------------------     -------------------
                                         1998        1997        1998        1997
                                       -------     -------     -------     -------
Revenues:
   Licenses                            $ 7,984     $ 4,524     $18,587     $10,782
   Services                              2,136         794       5,366       1,871
                                       -------     -------     -------     -------
      Total revenues                    10,120       5,318      23,953      12,653
                                       -------     -------     -------     -------

Cost of revenues:
   Cost of licenses                        329         150         790         379
   Cost of services                        281         139         722         386
                                       -------     -------     -------     -------
      Total cost of revenues               610         289       1,512         765
                                       -------     -------     -------     -------
Gross profit                             9,510       5,029      22,441      11,888
                                       -------     -------     -------     -------
Costs and expenses:
   Sales and Marketing                   4,493       2,325      10,935       5,521
   Research and Development              2,250         837       5,944       2,159
   General and Administrative              903         550       2,313       1,544
                                       -------     -------     -------     -------
Operating income                         1,864       1,317       3,249       2,664
Other income, net                          485          22         756          51
                                       -------     -------     -------     -------
Income before income tax provision       2,349       1,339       4,005       2,715
Provision for income tax                   822          --       1,276          --
                                       -------     -------     -------     -------
Net income                               1,527       1,339       2,729       2,715
Pro forma charge in lieu of
   income taxes                             --         469          --         951
                                       -------     -------     -------     -------
Pro forma net income                   $ 1,527     $   870     $ 2,729     $ 1,764
                                       =======     =======     =======     =======
Earnings per common share:
   Basic                               $  0.09     $  0.11     $  0.24     $  0.21
   Diluted                             $  0.07     $  0.06     $  0.14     $  0.12

Shares used in computing earnings
   per common share:
   Basic                                17,810       8,228      11,492       8,228
   Diluted                              22,220      14,540      19,543      14,295



See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  ----------------------
                                                                    1998          1997
                                                                  --------      --------
Cash flows from operating activities:
     Net income                                                   $  2,729      $  2,715
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization expenses                       691           448
          Deferred income taxes                                       (789)           --
          Changes in assets and liabilities:
               (Increase) decrease in accounts receivable            1,023          (790)
               (Increase) in other assets                             (660)          (50)
               Increase (decrease) in accounts payable                 711           (72)
               Decrease in accrued liabilities                         285           159
               Increase in deferred revenues                         2,328           982
                                                                  --------      --------
                    Net cash provided by operating activities        6,318         3,392
                                                                  --------      --------
Cash flows from investing activities:
     Purchase of property and equipment                             (3,105)         (931)
                                                                  --------      --------
                    Net cash used by investing activities           (3,105)         (931)
                                                                  --------      --------
Cash flows from financing activities:
     S Corporation distribution                                         --        (1,274)

     Proceeds from exercise of stock options                         3,687            --
     Proceeds from exercise of stock warrants                        4,246            --
     Proceeds from initial public offering                          30,025            --
                                                                  --------      --------
                    Net cash provided by financing activities       37,958        (1,274)
                                                                  --------      --------
Net increase in cash and cash equivalents                           41,171         1,187
Cash and cash equivalents at beginning of period                     7,203           766
                                                                  --------      --------
Cash and cash equivalents at end of period                        $ 48,374      $  1,953
                                                                  ========      ========

See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                             RETAINED
                                            COMMON STOCK         ADDITIONAL     COMMON       EARNINGS                      TOTAL
                          PREFERRED     ----------------------    PAID-IN       STOCK      (ACCUMULATED    TREASURY    SHAREHOLDERS'
                            STOCK        SHARES        AMOUNT     CAPITAL       WARRANT      DEFICIT)       STOCK         EQUITY
                          ---------     --------      --------   ----------     --------   ------------    --------    -------------
Balance at December 31,
   1997                    $     25       13,198      $      1    $ 31,728      $    550     $ (6,037)     $(14,017)     $ 12,250
Exercise of stock options        --          860            --       1,622            --           --            --         1,622
Exercise of stock warrants       --        1,188            --       4,796          (550)          --            --         4,246
Tax benefit related
   to exercise of employee
   stock options                 --           --            --       2,065            --           --            --         2,065
Conversion of preferred
   stock                        (25)       6,320            --          25            --           --            --            --
Initial public offering          --        3,321            --      30,025            --           --            --        30,025
Retirement of treasury
   stock                         --       (4,922)           --     (14,017)           --           --        14,017            --
Net income for the
   nine months ended
   September 30, 1998            --           --            --          --            --        2,729            --         2,729
                           --------     --------      --------    --------      --------     --------      --------      --------
Balance at September 30,
   1998                    $     --       19,965      $      1    $ 56,244      $     --     $ (3,308)     $     --      $ 52,937
                           ========     ========      ========    ========      ========     ========      ========      ========



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

    Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

NOTE 2 - DESCRIPTION OF BUSINESS

    The Company was incorporated in May 1990. Previous to 1995, the Company was known as The LAN Support Group, Inc. The Company develops, markets and supports a suite of systems management software products that manage the security and integrity of complex, distributed client/server networks operating on Microsoft Windows NT and Novell NetWare environments.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to outstanding shares of convertible preferred stock, phantom stock and outstanding stock options and warrants to purchase common stock. Incremental shares of 6,312 and 4,410 in the third quarter of 1997 and 1998, respectively, and incremental shares of 6,067 and 8,051 in the nine months ended September 30, 1997 and 1998, respectively, were used in the calculation of diluted earnings per common share.

NOTE 4 - INCOME TAX

For the third quarter of 1998, the Company recorded a tax provision on the income from operations. The effective tax rate increased in the third quarter from the second quarter due to the expiration of a research and development credit that the Company had been generating. On October 23, 1998, new tax legislation was signed into law which retroactively reinstated the research and development tax credit to July 1, 1998 through June 30, 1999. The amounts previously reported by the Company for the three months ended September 30, 1998 in its earnings release on October 13, 1998 and as disclosed in this Form 10-Q were based on the tax laws which existed at that time and exclude the retroactive benefit of this tax credit. The Company will include the effect of this retroactive change in the tax law in its annual and fourth quarter 1998 income statement.

    As of September 30, 1998, the Company's remaining net operating loss carryforwards approximate $3,500 for federal tax purposes, which may be utilized to reduce future taxable income through the year 2012. Based on the historical earnings generated by the Company, management believes it is likely that the tax benefits related to the net operating loss carryforward will be realized and has, therefore, provided no valuation allowance for the related deferred tax asset.

NOTE 5 - INITIAL PUBLIC OFFERING

    On May 15, 1998, the Company filed a registration statement with the Commission permitting the Company to sell 2,759 shares of its common stock to the public, and 563 additional shares to cover over-allotments. The registration statement also permitted certain stockholders of the Company to sell 991 shares to the public. The registration statement became effective on July 23, 1998. With the exercise of the over-allotment, the initial public offering resulted in proceeds to the Company of approximately $30,025, net of approximately $3,189 in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

NOTE 6 - EXERCISE OF WARRANTS AND CONVERSION OF PREFERRED STOCK

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of selected items in the Condensed Consolidated Statement of Income to total revenues:

                                                                         QUARTER             NINE MONTHS
                                                                   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                   ------------------    ------------------
                                                                    1998        1997      1998        1997
                                                                   -------     ------    -------     ------
                                                                         (PERCENT OF TOTAL NET REVENUES)
Revenues:
     Licenses                                                         78.9       85.1       77.6       85.2
     Services                                                         21.1       14.9       22.4       14.8
                                                                    ------     ------     ------     ------
          Total revenues                                             100.0      100.0      100.0      100.0
                                                                    ------     ------     ------     ------

Cost of revenues:
     Cost of licenses                                                  3.2        2.8        3.3        3.0
     Cost of services                                                  2.8        2.6        3.0        3.0
                                                                    ------     ------     ------     ------
          Total cost of revenues                                       6.0        5.4        6.3        6.0
                                                                    ------     ------     ------     ------
Gross profit                                                          94.0       94.6       93.7       94.0
                                                                    ------     ------     ------     ------

Costs and expenses
     Sales and Marketing                                              44.4       43.7       45.7       43.6
     Research and Development                                         22.2       15.8       24.8       17.1
     General and Administrative                                        9.0       10.3        9.6       12.2
                                                                    ------     ------     ------     ------
Operating income                                                      18.4       24.8       13.6       21.1
Other income,net                                                       4.8        0.4        3.1        0.4
                                                                    ------     ------     ------     ------
Income before income tax provision                                    23.2       25.2       16.7       21.5
Provision for income tax                                               8.1         --        5.3         --
                                                                    ------     ------     ------     ------
Net income                                                            15.1       25.2       11.4       21.5
Pro forma charge in lieu of income taxes                                --        8.8         --        7.6
                                                                    ------     ------     ------     ------
Pro forma net income                                                    --       16.4         --       13.9
                                                                    ======     ======     ======     ======

REVENUES

    The Company's revenues are derived from the sale of software products and related services including subscription contracts. The Company's revenues increased $4.8 million or 90% in the third quarter of 1998 over the comparable quarter of the prior year and $11.3 million or 89% over the comparable nine months of the prior year.

    The Company's license revenues increased $3.5 million or 76% in the third quarter of 1998 over the comparable quarter of the prior year and $7.8 million or 72% over the comparable nine months of the prior year. The increase in the Company's license revenues over these periods is a result of continued market acceptance of the BindView EMS product family.

    The Company's service revenues increased $1.3 million or 169% in the third quarter of 1998 over the comparable quarter of the prior year and $3.5 million or 187% over the comparable nine months of the prior year. The increase in the Company's service revenues over these periods is a result of increase in purchases of subscription contracts by the Company's growing installed customer base. As subscription contracts are recognized ratably over the one-year contract term, an increase in such revenues as a percentage of total revenues would result in greater deferred revenue recognition. This may, in turn, impact the Company's operating margins.

COST OF REVENUES

    Cost of licenses includes product manuals, packaging, distribution and media costs for the Company's software products. The Company's cost of licenses increased $179,000 or 119% in the third quarter of 1998 over the comparable quarter of the prior year and $411,000 or 108% over the comparable nine months of the prior year. The cost of licenses has increased primarily due to increases in product shipments. The Company believes these costs will remain relatively constant as a percentage of total revenue, although there will continue to be quarterly fluctuations due to the timing of certain expenses.

    Cost of services includes personnel and other costs related to technical support and professional services. The Company's cost of services increased $142,000 or 102% in the third quarter of 1998 over the comparable quarter of the prior year and $336,000 or 87% over the comparable nine months of the prior year. The cost of services has increased primarily due to increases in the cost of technical support staff providing support to the Company's growing customer base and increases in the cost of professional services staff providing customer training and implementation services.

COSTS AND EXPENSES

    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. The Company's sales and marketing expenses increased $2.2 million or 93% in the third quarter of 1998 over the comparable quarter of the prior year and $5.4 million or 98% over the comparable nine months of the prior year. Sales and marketing expenses increased to 44.4% of revenues for the third quarter of 1998 compared to 43.7% in the corresponding period of 1997 and increased to 45.7% of revenues from 43.6% of revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in sales and marketing expenses as a percentage of revenues is related to the growth in the size and infrastructure of the Company's domestic sales force and the start-up costs associated with the launch of a direct telesales organization in France during the third quarter of 1998. Due to the seasonal nature of revenues, the Company anticipates that for the remainder of 1998, sales and marketing expenses will decrease as a percentage of revenues but increase in absolute dollars as the Company continues to invest in marketing campaigns relative to the sales growth and increase its expansion of domestic and international sales efforts.

    Research and development expenses consist primarily of salaries and benefits of product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. The Company's research and development expenses increased $1.4 million or 169% in the third quarter of 1998 over the comparable quarter of the prior year and $3.8 million or 175% over the comparable nine months of the prior year. Research and development expenses increased to 22.2% of revenues in the third quarter of 1998 compared to 15.8% in the corresponding period of 1997 and increased to 24.8% of revenues from 17.1% of revenues for the nine months ended September 30, 1998 and 1997, respectively. The Company believes that a significant increase in its research and development investment is essential for it to maintain market leadership and continue to expand its product line. Accordingly, the Company anticipates it will continue to devote substantial resources to product research and development for the foreseeable future, and that research and development expenses will remain relatively constant as a percentage of total revenue recorded for the first nine months of 1998, but will increase in absolute dollars.

    General and administrative expenses consist primarily of salaries, personnel and related costs for the Company's executive, administrative, finance and information services staff. The Company's general and administrative expenses increased $353,000 or 64% in the third quarter of 1998 over the comparable quarter of the prior year and $769,000 or 50% over the comparable nine months of the prior year. General and administrative expenses declined to 9.0% of revenues in the third quarter of 1998 compared to 10.3% in the corresponding period of 1997 and declined to 9.6% of revenues from 12.2% of revenues for the nine months ended September 30, 1998 and 1997, respectively. This decline in general and administrative expenses as a percentage of revenue is a result of the Company's ongoing efforts to manage operating expenses. The Company expects that general and administrative expenses will remain relatively constant as a percentage of total revenue, but will increase in absolute dollars.

OTHER INCOME, NET

    The Company had other income of $485,000 in the third quarter of 1998 compared to $22,000 in the corresponding period of 1997. This increase is primarily due to an increase in interest income related to higher cash and cash equivalent balances.

PROVISION FOR INCOME TAXES

    As the research and development credit the Company had been generating expired on June 30, 1998, the effective tax rate for the third quarter of 1998 increased to 35% from 28% in the second quarter. Congress retroactively reinstated the research and development credit on October 23, 1998. The Company will include the effect of this retroactive change in the tax law in its annual and fourth quarter 1998 income statement.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital increased to $49.1 million at September 30, 1998 from $10.8 million at December 31, 1997. The Company's cash and cash equivalent balance increased to $48.4 million at September 30, 1998 from $7.2 million at December 31, 1997 due primarily to the initial public offering completed on July 23, 1998, positive cash flow operating activities and the exercise of stock options and warrants.

    The Company believes that the net proceeds of its initial public offering, together with existing cash and cash equivalents and cash flow from operations will be sufficient to meet its normal working capital requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing would not be dilutive.

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

YEAR 2000 ISSUES

     Background. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

     Assessment. The Year 2000 Problem could affect computers, software and other equipment used by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that such programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

     Software Sold to Consumers. Although the latest versions of BindView EMS are designed to be Year 2000 compliant, releases of BindView EMS before version 5.2a are not Year 2000 compliant or have not been tested for Year 2000 compliance. In addition, the Company believes that it is not possible to determine with complete accuracy that all Year 2000 Problems affecting the Company's software products have been identified or corrected due to the complexity of such products and the fact that such products interact with other third party vendor products and operate on computer systems that are not under the Company's control.

     Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading and replacing the Company's accounting and contact management systems that have been identified as potentially being adversely affected and expects to complete this process before the end of the first quarter of 1999. The cost related to these efforts is not material to the Company's business, financial condition or results of operations.

     Systems Other Than Information Technology Systems. In addition to computers and related systems, the operation of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment. The Company has recently replaced its primary telephone switch with equipment that provides additional capacity and is believed to be Year 2000 compliant. The Company estimates that the total cost to the Company of completing any required modifications, upgrades or replacements of these internal systems will not have a material effect on the Company's business, financial condition or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

     Suppliers. The Company has been gathering information from vendor web sites and available compliance statements and has initiated communications with third-party suppliers of the major computers, software and other equipment used, operated or maintained by the Company to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of such third-party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with such systems, there can be no assurance that such suppliers will resolve any or all Year 2000 Problems with such systems before the occurrence of a material disruption to the business of the Company or any of its suppliers. Any failure of these third-parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operation.

     Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business, financial condition or results of operations. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Year 2000 Problem will occur or the severity, duration or financial consequences of such failures. As a result, the Company expects that it could possibly suffer the following consequences:

     - a significant number of operational inconveniences and inefficiencies for the Company and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities; and

     - a lesser number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

     Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of the first quarter of 1999. Depending on the systems affected, these plans could include (i) accelerated replacement of affected equipment or software, (ii) short- to medium-term use of backup equipment and software, (iii) increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise or to provide manual workarounds for information systems (iv) and other similar approaches. If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on the Company's business, financial condition or results of operations.

     However, based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business, financial condition or results of operations.

     Disclaimer. The discussion of the Company's efforts and expectations relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the Company's ongoing compliance review.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in statements set forth under "Cautionary Statements" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons on its behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements. For purposes of this Item 5, references to the "Company", "BindView", "we", "us" and "our" refer to BindView Development Corporation and its subsidiaries.


OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

     Our quarterly revenues, expenses and operating results may fluctuate significantly due to a number of factors, including:

     - demand for our products;

     - size and timing of significant orders and their fulfillment;

     - our ability to develop and upgrade our technology;

     - changes in our level of operating expenses;

     - our ability to compete in a highly competitive market;

     - undetected software errors and other product quality problems;

     - changes in our sales incentive plans and staffing of sales territories;
       and

     - changes in the mix of domestic and international revenues and the level of international expansion.

     We operate with virtually no order backlog because we ship our products shortly after orders are received. As a result, orders booked throughout a quarter substantially impact product revenues in that quarter. We also book a disproportionate amount of our sales in the last few weeks or days of each quarter as a result of customer buying patterns. We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had projected. If our revenue levels do not meet our projections, we expect our operating results to be adversely and disproportionately affected.

     Our quarterly operating results also are subject to certain seasonal fluctuations. Year-end customer buying patterns and compensation policies based on annual revenue quotas have caused our revenues to be strongest in the fourth quarter of the year and to decrease in the first quarter of the following year. In future periods, we expect that these seasonal trends may cause first quarter revenues to be significantly lower than the level achieved in the preceding fourth quarter.

     Prior to January 1, 1998, we provided telephone support free of charge and sold product upgrades separately or through subscription contracts. We now require our customers to purchase a subscription policy in order to receive product upgrades and technical support. Unlike software license revenues that we generally recognize upon shipment of the product, we recognize subscription contract revenues ratably over the life of the contract term. As a result, if we derive a larger percentage of our revenues from subscription contracts, we will experience an increase in deferred revenue that is likely to decrease our operating margins. Decreased operating margins may materially adversely affect our business, operating results and financial condition.

     As a result, we believe quarter-to-quarter comparisons of our revenues, expenses and results of operations are not necessarily meaningful. You should not rely on our quarterly revenues, expenses and results of operations to predict our future performance.

WE HAVE A LIMITED OPERATING HISTORY

     Although BindView was founded in 1990, we have derived substantially all of our revenues since 1995 from sales of BindView NCS, replaced in 1996 by BindView EMS. We therefore have a limited operating history based on our primary products. An investor in our Company must consider the risks and uncertainties frequently encountered by software companies in the early stages of development, particularly those faced by companies in the highly competitive and rapidly evolving systems management software market. To compete in this market, we believe that we must devote substantial resources to expanding our sales and marketing organization and to continue product development. As a result, we will need to recognize significant quarterly revenues to remain profitable. Our revenues have increased in recent years, and revenues for recent quarters have exceeded revenues for the same quarter for the prior year. However, we cannot be certain that we can sustain these growth rates or that we will remain profitable on a quarterly or annual basis in the future.

OUR MARKETS ARE HIGHLY COMPETITIVE

     We face competition from different sources. Currently, we compete principally with providers of the following products:

     - security analysis and audit products from Axent Technologies, Inc. and Security Dynamics Technologies, Inc.;

     - stand-alone inventory and asset management products from Tally Systems Corp.;

     - LAN desktop management suites from Intel Corporation, Hewlett-Packard Company and Microsoft Corporation; and

     - Year 2000 assessment products from Network Associates, Inc. and Greenwich Mean Time-UTA, L.C.

     In addition, certain management features included in our products compete with the native tools from Novell, Inc. and third-party tools from certain vendors, such as Computer Associates, Inc. and other companies.

     We expect competition in the network management software market to increase significantly as new companies enter the market and current competitors expand their product lines and services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

     - greater resources that can be devoted to the development, promotion and sale of their products;

     - more established sales channels;

     - greater software development experience; and

     - greater name recognition.

     We also believe that operating system software vendors, particularly Microsoft and Novell, could enhance their products to include functionality that we currently provide in our products. If these vendors include our software functionality as standard features of their operating system software, our products could become obsolete. Even if the functionality of the standard software features of these vendors is more limited than ours, there is a substantial risk that a significant number of customers would elect to keep this limited functionality rather than purchase additional software.

     To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products, services and sales channels. Any pricing pressures, reduced margins or loss of market share resulting from our failure to compete effectively could materially adversely affect our business.

OUR PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE

     The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if new products based on new technologies are introduced or new industry standards emerge. We rely heavily on our relationships with Microsoft and Novell and attempt to coordinate our product offerings with the future releases of their operating systems. These companies may not notify us of feature enhancements prior to new releases of their operating systems in the future. In that case, we may not be able to introduce products on a timely basis that capitalize on new operating system releases and feature enhancements.

     Client/server computing environments are inherently complex. As a result, we cannot accurately estimate our software product life cycles. New products and product enhancements can require long development and testing periods, which depend significantly on our ability to hire and retain increasingly scarce and technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new product releases could seriously damage our business. We have, on occasion, experienced delays in the scheduled introduction of new and enhanced products and cannot be certain that such delays will not occur again.

     Our future success will depend, in part, upon our ability to enhance existing products, develop and introduce new products, satisfy customer requirements and achieve market acceptance. We cannot be certain that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further, the products, capabilities or technologies developed by others may render our products or technologies obsolete or shorten their life cycles.

WE ARE DEPENDENT UPON CONTINUED GROWTH OF THE MARKET FOR WINDOWS NT AND NOVELL NETWARE OPERATING SYSTEMS

     We depend upon the success of Microsoft's Windows NT and Novell's NetWare operating systems. In particular, market acceptance of our products depends on the increasing complexity of these operating systems and the lack of effective tools to simplify system administration and security management for these environments. Although demand for Windows NT and NetWare operating systems has grown in recent years, this market is still emerging and we cannot be certain that it will continue to grow. If the market does continue to grow, we cannot be certain that the market for our products will continue to develop or that our products will be widely accepted. If the markets for our products fail to develop or develop more slowly than we anticipate, our business could be materially adversely affected.

     The percentages of our revenues attributable to software licenses for particular operating system platforms can change from time to time. A number of factors outside our control can cause these changes, including changing market acceptance and penetration of the various operating system platforms which we support and the relative mix of development and installation by value-added resellers ("VARs") of application software operating on such platforms.

PRODUCT CONCENTRATION

     Substantially all of our revenues are from the sale of our NOSadmin and NETinventory products. We anticipate that these products will account for substantially all of our revenues for the foreseeable future. Our future operating results will depend on continued market acceptance of NOSadmin and NETinventory, enhancements to these products and the continued development of additional snap-in modules for our Enterprise Console product. Competition, technological change or other factors could reduce demand for, or market acceptance of, the NOSadmin and NETinventory products and could substantially damage our business. Although we currently plan to broaden our product line, we cannot be certain that we will be able to reduce our product concentration.

RISKS ASSOCIATED WITH LENGTH OF SALES CYCLE

     We have sold our products to customer workgroups and corporate divisions. As a result, our sales cycle has ranged from three to six months. Recently, we have focused more of our selling effort on products for the customer's entire enterprise and have found that our sales cycle to enterprises has ranged from six to twelve months. The sales cycle to enterprises is typically longer for a number of reasons, including:

     - the significant resources committed to an evaluation of network management software by an enterprise require us to expend substantial time, effort and money educating them on the value of our products and services; and

     - decisions to license and deploy enterprise-wide software generally involve an evaluation of our software by a significant number of personnel of the enterprise in various functional and geographic areas, each often having specific and conflicting requirements.

     As a result, we cannot predict the timing and amount of specific sales. Our inability to complete one or more enterprise-wide sales in a particular quarter or calendar year could materially adversely affect our business and could cause our operating results to vary significantly from quarter to quarter. For more information, see "-- Our Quarterly Financial Results are Subject to Significant Fluctuations."

NEED TO MANAGE CHANGING OPERATIONS

     We have expanded our operations rapidly in recent years. We intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected. In addition, we are moving a portion of our operations to new facilities in Houston, Texas at the end of the fourth quarter of 1998 and in the first quarter of 1999, which we expect will be a disruptive, time consuming and expensive process.

DEPENDENCE ON KEY PERSONNEL

     Our success depends largely on the efforts of our executive officers, particularly Eric J. Pulaski, the President and Chief Executive Officer of BindView. We do not have an employment contract requiring Mr. Pulaski to continue his employment for any period of time. We do not maintain key man life insurance policies on any of our executive officers.

     We believe that our future success will depend in large part upon our ability to attract and retain highly skilled research and development, technical support and sales and marketing personnel. We face intense competition for qualified personnel, and we cannot be certain that we will successfully attract and retain additional qualified personnel in the future. The loss of the services of one or more of our key individuals or the failure to attract and retain additional qualified personnel could substantially damage our business.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

     During 1995, 1996 and 1997, and during the nine months ended September 30, 1998, we derived approximately 16%, 10%, 13% and 10% of our revenues, respectively, from sales outside North America. We only recently opened our second direct telesales and service office outside the United States. We have historically generated revenues outside North America through indirect channels, including VARs and other distributors. We are in the early stages of developing our indirect distribution channels in certain markets outside the United States. We cannot be certain that we will be able to attract third parties that will be able to market our products effectively or to provide timely and cost-effective customer support and service. Our reseller arrangements generally provide that resellers may carry competing product offerings. We cannot be certain that any distributor or reseller will continue to represent our products. The inability to recruit, or the loss of, important sales personnel, distributors or resellers could materially and adversely affect our business.

     As we expand our sales and support operations internationally, we anticipate that international revenues will continue to grow as a percentage of our total revenues. To successfully expand international sales, we must:

     - establish additional international direct telesales offices;

     - expand the management and support organizations for our international sales channel;

     - hire additional personnel;

     - customize our products for local markets;

     - recruit additional international resellers where appropriate; and

     - expand the use of our direct telesales model.

     If we are unable to generate increased sales through a direct telesales model, we will incur higher personnel costs without corresponding increases in revenue, resulting in lower operating margins for our international operations. In addition, employment policies vary among countries outside the United States, which may reduce our flexibility in managing headcount and, in turn, managing personnel-related expenses. If we do not address the risks associated with international sales in a cost-effective and timely manner, our international sales growth will be limited, operating margins could be reduced and our business could be materially adversely affected. However, even if we are able to successfully expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT

     Our success depends to a significant degree upon our software and other proprietary technology. The software industry has experienced widespread unauthorized reproduction of software products. We rely on a combination of trademark, trade secret, and copyright law and contractual restrictions to protect our technology. These legal protections provide only limited protection. The steps we have taken may deter competitors from misappropriating our proprietary information. However, we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. If we litigated to enforce our rights, litigation would be expensive, would divert management resources and may not be adequate to protect our business. We also could be subject to claims alleging infringement of third-party intellectual property rights. In addition, we may be required to indemnify our distribution partners and end-users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. As a result, claims against us could materially adversely affect our business.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

     We may make investments in complementary companies, technologies, services or products if we find appropriate opportunities. If we buy a company, we could have difficulty assimilating the personnel and operations of the acquired company. If we make other types of acquisitions, assimilating the technology, services or products into our operations could be difficult. Acquisitions can disrupt our ongoing business, distract management and other resources and make it difficult to maintain our standards, controls and procedures. We may not succeed in overcoming these risks or in any other problems we might encounter in connection with any future acquisitions. In addition, we may be required to incur debt or issue equity securities to pay for any future acquisitions.

RISK OF UNDETECTED SOFTWARE ERRORS

     Our software products are complex and may contain certain undetected errors, particularly when first introduced or when new versions or enhancements are released. We have previously discovered software errors in certain of our new products after their introduction. We cannot be certain that, despite our testing, such errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. Such undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance or claims against us by customers, all of which could materially adversely affect our business.

YEAR 2000 RISKS

     Background. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

     Assessment. The Year 2000 Problem could affect computers, software and other equipment that we use. Accordingly, we are reviewing our internal computer programs and systems to ensure that they will be Year 2000 compliant. We presently believes that our computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts is not expected to be material to our financial position or any year's results of operations, there can be no assurance to this effect.

     Software Sold to Consumers. Although the latest versions of BindView EMS are designed to be Year 2000 compliant, releases of BindView EMS before version 5.2a are not Year 2000 compliant or have not been tested for Year 2000 compliance. In addition, we believe that it is not possible to determine with complete accuracy that all Year 2000 Problems affecting our software products have been identified or corrected due to the complexity of our products and the fact that these products interact with other third party vendor products and operate on computer systems that are not under our control.

     Internal Infrastructure. We believe that we have identified substantially all of the major computers, software applications and related equipment used in connection with our internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We have commenced the process of modifying, upgrading and replacing the two systems that have been identified as potentially being adversely affected and expects to complete this process before the end of the first quarter of 1999. The cost related to these efforts is not material to our business, financial condition or results of operations.

     Systems Other Than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the Year 2000 Problem. We are currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on our office and facilities equipment. We have recently replaced our primary telephone switch with equipment that provides additional capacity and is believed to be Year 2000 compliant.

     We estimate that our total cost of completing any required modifications, upgrades or replacements of these internal systems will not have a material effect on our business, financial condition or results of operations.

     Suppliers. We have been gathering information from vendor web sites and available compliance statements and have initiated communications with third-party suppliers of our major computers, software and other equipment used, operated or maintained by us to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. However, we have limited or no control over the actions of such third-party suppliers. Thus, while we expect that we will be able to resolve any significant Year 2000 Problems with such systems, there can be no assurance that our suppliers will resolve any or all Year 2000 Problems with such systems before the occurrence of a material disruption to our business or any of our suppliers. Any failure of these third-parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on our business, financial condition or results of operation.

     Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all Year 2000 Problems that could materially adversely affect our business, financial condition or results of operations. However, we believe that it is not possible to determine with complete certainty that all Year 2000 Problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the Year 2000 Problem will occur or the severity, duration or financial consequences of such failures. As a result, we expect that we could possibly suffer the following consequences:

     - a significant number of operational inconveniences and inefficiencies for us and our customers that may divert our time and attention and financial and human resources from our ordinary business activities; and

     - a lesser number of serious system failures that may require significant efforts by us or our customers to prevent or alleviate material business disruptions.

     Contingency Plans. We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 Problems affecting our internal systems. We expect to complete our contingency plans by the end of the first quarter of 1999. Depending on the systems affected, these plans could include (i) accelerated replacement of affected equipment or software, (ii) short- to medium-term use of backup equipment and software, (iii) increased work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise or to provide manual workarounds for information systems (iv) and other similar approaches. If we are required to implement any of these contingency plans, such plans could have a material adverse effect on our business, financial condition or results of operations.

RISK OF PRODUCT LIABILITY CLAIMS

     Because our product design provides critical network management services, we may receive significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

ANTI-TAKEOVER PROVISIONS

     Incumbent management and our Board of Directors could use certain provisions of our certificate of incorporation and Delaware law to make it more difficult for a third party to acquire control of our company, even if the change in control might be beneficial to our stockholders. This could discourage potential takeover attempts and could adversely affect the market price of our common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are filed with this Quarterly Report.

         11       --       Statement Regarding Computation of Earnings Per Share
         27       --       Financial Data  Schedule.

(b)       Reports on Form 8-K:

         The Company filed a Form 8-K dated October 13, 1998 to report its financial results for the third quarter of fiscal year 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BINDVIEW DEVELOPMENT CORPORATION

                              By:         /s/ ERIC J. PULASKI
                                 -----------------------------------------------
                                            Eric J. Pulaski
                                 President and Chief Executive Officer

November 6, 1998

                              By:         /s/ SCOTT R. PLANTOWSKY
                                 -----------------------------------------------
                                            Scott R. Plantowsky
                                 Vice-President and Chief Financial Officer

November 6, 1998

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                         DESCRIPTION
-------  ---------------------------------------------------------
  11     --  Statement Regarding Computation of Earnings Per Share

  27     --  Financial Data Schedule.