Form 10-K405
period 1998-12-31
BINDVIEW DEVELOPMENT CORP
filed 1999-02-23
CIK 1061646

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of each exchange on
          Title of each class                            which registered
          -------------------                            ----------------
Common Stock, no par value per share                  NASDAQ National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 28, 1998 (assuming all officers and directors are affiliates and based on the last sale price on the NASDAQ Stock Exchange as of such date) was approximately $260 million.

The number of shares of the registrant's common stock, no par value per share, outstanding as of January 28, 1999, was 20,612,905.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

PART I

Item 1.  Business

Overview

     We develop, market and support a suite of systems management software products that manage the security and integrity of complex, distributed client/server networks operating on Microsoft Windows NT and Novell NetWare environments. Our primary product line, BindView EMS, provides software solutions for systems administration, security management, enterprise inventory of local area network ("LAN") assets and Year 2000 assessment of PC hardware and software. BindView EMS can be used by network administrators, security auditors and other information technology ("IT") personnel to proactively identify, diagnose and, in many cases, fix a wide range of systems management problems, allowing organizations to reduce the Total Cost of Ownership of enterprise computing.

The BindView Solution

     BindView EMS can be used proactively to diagnose, and in many cases fix, a wide range of specific problems occurring in Windows NT and NetWare environments. In addition, BindView EMS is built to scale with networks as they grow enterprise-wide. BindView EMS provides customers with products which are both easy to use and easy to deploy enterprise-wide.

Proactive, Query-based Systems Management

     We offer a query-based approach to systems management for Windows NT and NetWare environments. The query-based approach provides systems administrators, security auditors and other IT professionals with a simple, graphical user interface ("GUI") for asking questions, or "queries," about the configuration and security of the network operating system ("NOS") environment. This approach provides a framework for proactive management of the NOS environment. Rather than waiting for an event or alarm to occur, the systems administrator can locate, and in many cases fix, issues with the configuration and security of the network before they turn into problems. For IT organizations with existing event management systems, we provide a diagnostic tool to help find the root cause of a NOS-related problem when an alarm is triggered. The query-based approach can perform diagnostic and reporting tasks in a matter of minutes that previously took hours or even days to complete. In addition, the modular architecture of this query-based technology facilitates the development of new add-on products. We believe this provides us with a competitive advantage in the development of future applications.

Comprehensive in Scope

     BindView EMS covers a complete range of system administration and security issues, including file server management, user and group administration, disk space management and management of directory services. All of the critical configuration parameters and security settings of Windows NT and NetWare network operating systems are made available through the simple user interface of BindView EMS. As a result, BindView EMS empowers a broader group of IT personnel, rather than just a limited number of IT experts, to solve problems quickly by providing a way to automate the labor-intensive tasks necessary to ensure the integrity and security of enterprise servers, applications and users.

Architected to Scale

     BindView EMS has been designed to manage both workgroup LANs as well as enterprise-wide networks that are frequently geographically dispersed. Customers often purchase BindView EMS to manage one or two workgroups and then over time purchase more products to manage their LAN as it grows to an enterprise-wide, distributed network. BindView EMS is used routinely to manage networks ranging from tens to tens of thousands of users. A Fortune 25 consumer goods company, for example, uses BindView EMS to manage over 70,000 users on its global NetWare-based network.

Native to Each Environment

     Our products for managing Windows NT and NetWare operating systems each have a different agent architecture that works best for that particular environment and can exploit the unique features of each platform. The object-oriented architecture of our products separates the user interface from the back-end data gathering modules. This approach allows us to build each of these modules to be native to the specific platform it supports. Our products are not programmed with a "least common denominator" approach across heterogeneous platforms. We believe this enables us to build "best-of-breed" products for managing and exploiting each operating environment.

Easy to Deploy, Maintain and Use

     Our products are built to be both easy to install and easy to use. In addition to being easy to install on a single server or workstation, our products can be rapidly deployed enterprise-wide. Our systems administration and security products can typically be deployed enterprise-wide in a matter of days, and our enterprise inventory and Year 2000 assessment products can typically be deployed enterprise-wide in a matter of weeks. Our products are also designed to be easy to upgrade and maintain on an ongoing basis following initial deployment. As a result, customers can rapidly implement and utilize our products with minimal training, thereby reducing their Total Cost of Ownership without placing additional burdens on customer's IT personnel.

Strategy

     Our objective is to be the leading provider of systems management software for enterprise networks. Key elements of our strategy to achieve these objectives include:

     Enhance Leadership Position in Security Assessment Software. We believe we are currently a leading vendor for Windows NT and NetWare-based security assessment software, both in product sales and technology leadership. We will continue our research and development efforts to maintain our technology leadership in comprehensive security assessments of Windows NT and NetWare networks.

     Enhance Systems Management Capabilities. We intend to add new capabilities to our modules for managing Windows NT and NetWare-based networks. These capabilities include new user interface components and analysis tools for presenting information in more meaningful ways to BindView EMS users and new features for managing the performance and availability of network components. We also intend to continue to make enhancements allowing customers to proactively fix more problems through the "ActiveAdmin" features of BindView EMS and additional AddPack features specific to NOSadmin for Windows NT.

     Apply Query-based Management to New Applications. We intend to apply our query-based management approach to high-growth opportunities and to introduce high value-added modules for managing a wide variety of critical applications and services. We are evaluating opportunities to develop new BindView EMS modules, including those for managing e-mail systems such as Microsoft Exchange, other operating environments such as UNIX application servers and other mission-critical, client/server applications such as electronic commerce servers or SAP R/3.

     Expand Direct Telesales Model. We believe our direct telesales strategy enables us to maintain a low cost sales model and most effectively track and meet the needs of our customers. We intend to continue to expand our direct telesales force, both in the United States and internationally. We also believe we can continue to increase our success rate in achieving strategic, enterprise-level sales by selling to higher levels of management of major enterprises.

      Leverage Existing Customer Base. Our products have been sold to over 4,000 customers worldwide, including over 70% of the Fortune 100. Although we have already sold BindView EMS into some of these companies for deployment enterprise-wide, the majority of these organizations have used BindView EMS only on some of their departmental LANs and have many additional networks continuing to represent large sales opportunities. We believe we can sell more deeply within these existing customer sites and sell more products as we expand our product line.

     Strengthen Strategic Relationships. We will continue to strengthen existing relationships and pursue new relationships with key partners. Technology partners (including Microsoft, Novell, Computer Associates and IBM/Tivoli) provide us with product integration and marketing opportunities. Service providers (including the Big Five accounting firms, systems integrators and Year 2000 audit firms) provide us with distribution opportunities, as well as implementation and project management leverage.

Products and Technology

     Our primary product line is BindView EMS. BindView EMS is designed to provide a wide range of systems management capabilities to our customers for use with their heterogeneous, distributed networks. BindView EMS employs a Windows-based console to provide scalable and comprehensive systems management solutions. BindView EMS utilizes an object-oriented architecture enabling the management of a wide variety of network operating systems and managed objects to be supported through snap-in modules. These snap-in modules are sold either separately or as a "suite". Each snap-in module to the Enterprise Console increases the scope of BindView EMS to cover a new set of management issues for a particular platform. Current snap-in modules for BindView EMS include the NOSadmin series (for both Windows NT and NetWare) and NETinventory. The Enterprise Console provides an effective set of tools that work across all snap-in modules.

     Central to the BindView EMS architecture is the Universal Data Processing Engine ("UDPE") which enables the query-processing capabilities of BindView EMS by utilizing an object-oriented design separating the common components of the Enterprise Console from the specific features and platforms of the snap-in modules. The UDPE provides a querying engine that gathers the necessary data from across the network and presents the query results to the user through the Enterprise Console. Query results may be displayed in a variety of meaningful ways, including tabular spreadsheets, printed reports, graphs and charts, or may be exported to over a dozen popular formats, including those viewable through e-mail or a web browser. The user can create queries from scratch, or can select a predefined query from an initial set of over one hundred sample reports supplied "out-of-the-box" with BindView EMS. Once queries have been created, they can be saved to build a suite of management reports monitoring the deployment of "best practices" and IT-mandated policies across the network.

     With this architecture, BindView EMS enables the management of heterogeneous, distributed networks through a common GUI. Customers typically purchase one Enterprise Console per administrator and one or more snap-in modules to manage their particular network, often including both NOSadmin for NetWare and NOSadmin for Windows NT.

     All components of BindView EMS have been developed using industry-standard compilers, development tools and languages, including C, C++, Java and Assembly for Intel hardware platforms.

Enterprise Console

     The Enterprise Console is the central component and user interface of BindView EMS. It provides a common tool-set used by security auditors and network administrators for the analysis, reporting, policy management and automated administration of enterprise resources and assets. The Enterprise Console's query-based approach provides the ability to ask questions, automatically collect the data necessary to answer those questions, present the answers in meaningful ways and, in some instances (where ActiveAdmin and AddPack features are available), make necessary corrections while documenting any required changes. We are working to add and expand ActiveAdmin and AddPack capabilities to future versions of all BindView EMS modules, increasing the user's ability to both diagnose and fix problems from the Enterprise Console.

NOSadmin Series

     The NOSadmin series of products provides comprehensive security assessment and systems management across heterogeneous environments. The NOSadmin series addresses a complete range of systems administration and security issues, including file server management, user and group administration, disk space management and management of directory services. All of the critical configuration parameters and security settings of Windows NT and NetWare network operating systems are made available through a simple user interface, without requiring an agent to be placed on every managed server and workstation. As a result, the NOSadmin series empowers a broader group of IT personnel, rather than just a limited number of IT experts, to solve problems quickly by providing them with a way to automate the labor-intensive tasks necessary to ensure the integrity and security of enterprise servers, applications and users.

     o NOSadmin for Windows NT enables IT professionals to view and analyze multi-domain Windows NT networks enterprise-wide from a single administrative console. The product includes the capability to pinpoint a variety of potential security risks for Windows NT servers and workstations. In addition, AddPack for NOSadmin for Windows NT enables users to make changes to the Windows NT NOS configuration and fix problems from the Enterprise Console. The current version of AddPack supports managing Windows NT services. In subsequent AddPack updates, we plan to include support for managing additional aspects of the NOS, including Windows NT domain user account information.

     o NOSadmin for NetWare 3 and NOSadmin for NetWare 4 and 5 provide comprehensive security and configuration management of NetWare servers enterprise-wide from a single administrative console. These include the capability to make changes to the NOS configuration and fix problems enterprise-wide through a feature called "ActiveAdmin". In addition, NOSadmin for NetWare 4 and 5 enables management of Novell Directory Services ("NDS") for a variety of platforms (including NetWare 4 and 5, Windows NT and UNIX servers).

     All NOSadmin modules "snap in" to the Enterprise Console through a Windows-based Dynamic Link Library ("DLL") that interfaces the snap-in module to the UDPE. In addition to this snap-in DLL, each NOSadmin module utilizes a distributed agent architecture that is particular to the native environment that it supports. The distributed agents for the NOSadmin for Windows NT run as Windows NT services in each Windows NT domain. The distributed agents for the NOSadmin for NetWare products run as NetWare Loadable Modules on one or more NetWare file servers.

NETinventory

     NETinventory is a scalable, fast and accurate asset management and inventory analysis tool for large multi-site networks. It extends the capabilities of BindView EMS to include comprehensive network inventory and asset tracking for an entire enterprise. As a result, the user can discover, document and evaluate PC assets throughout the entire enterprise and make better-informed strategic technology decisions. NETinventory also reduces help desk costs and response times by providing immediate access to any end-user's hardware and software configuration changes. NETinventory also provides powerful Year 2000 auditing capabilities allowing the execution and automation of Year 2000 compliance testing and reporting for PC hardware and software in a fraction of the time it would take to do manually.

bv-Web

     bv-Web is a Java-based software solution that provides a summary view of risks to network integrity and assets. bv-Web enables faster escalation of issues through easily customizable warning-level indicators and a summary format for network security, asset, and operational data. This product allows system administrators to quickly and efficiently identify and respond to network security and operational risks using email and paging -- dramatically reducing the time needed to escalate and fix risks to business-critical operations. It also enables executive-level management to quickly see a summary of the health of the network from their Web browsers through easily customizable warning-level indicators and a summary format for network security, asset, and operational data.

bv-LifeLine

      The bv-LifeLine series of products provides event notification and response software into the company's feature-rich BindView EMS family of systems management products. bv-LifeLine products provide fully integrated event notification and response solutions for scheduling, notification, dispatch, escalation, and response, giving IT personnel the tools they need to respond to critical events almost immediately.

     The following table describes the BindView EMS product family.



-----------------------------------------------------------------------------------------
      BindViewEMS
        Product                               Features/Benefits
      ---------------------   -----------------------------------------------------------
                              o The Desktop Manager allows for the delegation of tasks to
      Enterprise                individuals filling special roles (for example, security
      Console                   auditors or help desk personnel) by giving them customized desktops focused on the tasks they perform
                              o A Query Builder to ask questions about the state of the
                                network through an easy-to-use GUI
                              o Spreadsheet and graphics/charting interfaces to
                                view query results
                              o A Report Writer to generate presentation-quality
                                reports
                              o An export function to export data to over a
                                dozen popular file formats

      NOSadmin                o Comprehensive security assessments
      for Windows             o Configuration analysis of both servers and workstations,
      NT                        including services, sessions, shares and device drivers
                              o Network integrity analysis of domain infrastructure, users, groups, policies and trust relationships between domains
                              o A single report can span multiple Windows NT domains for enterprise-wide analysis of all Windows NT servers and
                                workstations
                              o Documentation and analysis of the values of any registry keys across all servers and workstations enterprise-wide
                              o File system and disk space management

      NOSadmin                o Comprehensive security assessments
      for NetWare 4 and 5     o Management of file server configuration, NetWare Loadable
                                Modules and "Set" variables
                              o User and group administration
                              o File system and disk space management
                              o Documentation of organizational policies throughout the
                                enterprise
                              o ActiveAdmin for making global changes to system
                                configuration
                              o Management of NDS and ActiveAdmin for making global changes to NDS

      NOSadmin for            o See features/benefits for NOSadmin for NetWare 4 and 5 above,
      NetWare 3                 except that it supports NetWare binding services instead of NDS

      NETinventory            o Integrated Year 2000 compliance testing and reporting for PC hardware and software
                              o Automated discovery and tracking of hardware assets
                              o Automated detection of over 4,000 software packages
                              o A three-tiered architecture providing central
                                administration and synchronization services, with
                                fault-tolerant collection and distribution of asset
                                management information
                              o Management of database integrity across all segments of the distributed inventory database enterprise-wide
                              o Generation of complete reports for all PC hardware and
                                software assets across the enterprise

      bv-Web                  o Provides a summary view of risks to network integrity and assets
                              o E-mail, paging, and custom response capabilities that
                                dramatically reduces the time needed to escalate and fix
                                risks to business-critical operations
                              o Capability to review a summary on the health of the
                                network through a Web browser
                              o Easily customizable warning-level indicators
                              o Summary format for network security, asset, and
                                operational data

      bv-LifeLine             o Complete rule-based engine for event routing
                              o Robust scheduling engine for resource scheduling,
                                down-time scheduling and delivery method scheduling
                              o Filtering capabilities to prioritize critical events
                              o Automatic event escalation
                              o Remote response capabilities
                              o Fault-tolerant, multi-tier architecture
                              o Follow-the-sun capabilities for global organization
                                that requires 24x7 support

Customers

     Our products have been sold to over 4,000 customers worldwide, including over 70% of the Fortune 100. No customer accounted for more than 5% of revenues in 1998, 1997 or 1996. Our five largest customers represented less than 10% of our 1998 revenues.

Sales and Marketing

     We sell our products primarily through its direct telesales force, and, to a lesser extent, through value-added resellers ("VARs"), distributors and systems integrators. In addition, we have strategic marketing relationships with professional service organizations and software vendors that provide us with increased visibility as well as sales leads.

Direct Telesales

     We sell our products primarily through a direct telesales force. We utilize a direct telesales model that minimizes the number of remote sales offices and customer site visits and focuses on effective use of the telephone and Internet communications for product demonstrations and product sales. When necessary, our sales force will also travel to customer locations. We believe our direct telesales approach allows us to achieve control of the sales process and respond rapidly to customer needs, while maintaining an efficient, low-cost sales model. Sales cycles typically range between as little as three months for departmental sales and up to 12 months for enterprise-wide contracts.

     As of December 31, 1998, our worldwide direct telesales organization consisted of 125 employees which is comprised of approximately two-thirds quota carrying sales personnel and one-third sales support staff. The direct telesales force for North America is based in Houston and accounts for a substantial majority of our revenues. During 1998, we established direct telesales offices in Frankfurt, Germany and Paris, France. We have increased the size of our direct telesales organization from 62 to 125 individuals over the last year and expect to continue hiring sales personnel, both domestically and internationally, over the next 12 months.

VARs and Distributors

     In addition to its direct telesales strategy, we have established indirect distribution channels through VARs and distributors. Outside North America, where we are in the process of developing our direct telesales presence, we rely heavily on our reseller channel. We have established a network of VARs and distributors in Europe, Latin America and the Pacific Rim, with the concentration of such distributors being located in European markets.

     Our international VARs and distributors typically perform marketing, sales and technical support functions in their country or region. Each one may distribute direct to the customer, via other resellers or through a mixture of both channels. We actively train our international VARs and distributors in both product and sales methodology.

Systems Integrators and Service Providers

     In addition to more traditional resellers, we market our products through service organizations that help customers install, manage and secure large Windows NT and NetWare networks. Such organizations include large systems integrators, outsourcing companies, security auditing groups in the Big Five accounting firms and service companies performing Year 2000 compliance work. Some of these companies sell our products directly to their end-users, while others license the products from us and include these products in their standard toolkits used at their clients' sites.

Marketing Partnerships and Programs

     To support our growing sales organization and channel, we have in the last year devoted significant resources to building a series of marketing partnerships and programs. We have developed a partnership with IBM/Tivoli for marketing BindView EMS as a companion product to Tivoli TME 10, as well as partnerships with other key vendors, including Microsoft, Novell and Computer Associates. We are a Microsoft Solution Provider, and holds "Microsoft Back Office" certification for our products. We also partner with many of the Big Five accounting firms to increase awareness of network security issues. Results of these partnerships in the past year include a seminar series with Ernst & Young entitled "Issues in Windows NT Security" given in over 25 cities in the United States and Europe, and a white paper published by the former Coopers & Lybrand entitled "Evaluating Novell NetWare 4.X Security Using BindView EMS".

     In addition to the above partnerships, our marketing efforts have resulted in a number of programs, such as seminars, industry trade shows, vendor executive briefings, analyst and press tours, advertising and public relations.

Customer Support and Professional Services

     We believe that high quality customer support and professional services are requirements for continued growth and increased sales of our products. We have made a significant investment in increasing the size of our support and services organization in the past and plan to continue to do so in the future. As of December 31, 1998, our customer support and professional services organization consisted of 30 employees. Customer support personnel provide technical support by telephone, e-mail and fax, and maintain our Web site and bulletin boards to complement these services. Technical support for customers is provided at no charge for 30 days after the product's sale and on a subscription basis thereafter. Future versions of our products are provided at no extra charge as part of the subscription service. International offices and resellers extend this service for overseas customers.

     Our professional services group provides product training, consulting and implementation services for a fee in order to assist customers in maximizing the benefits of BindView products. In addition, we periodically offer training to our channel partners and employees.

Product Development

     We have been an innovator and leader in the development of systems management tools for the LAN marketplace. We believe that a technically skilled, quality oriented and highly productive software development organization is the key to the continued success of new product offerings. The software development staff is also responsible for enhancing our existing products and expanding our product line. Our product development staff consisted of 54 and 27 employees as of December 31, 1998 and 1997, respectively. We expect that it will continue to invest substantial resources in product development expenditures.

     We are currently developing enhancements to existing products as well as working to develop new products for managing additional applications and platforms not currently within the scope of BindView EMS. Potential future applications include a product to manage e-mail applications such as Microsoft Exchange, other operating system platforms such as UNIX application servers and products to manage mission critical, client/server applications such as electronic commerce servers or SAP R/3.

We are also currently developing the next generation of the BindView EMS product family which we expect to deliver over the next 24 months. We cannot assure you that these development efforts will be completed within our anticipated schedules or that, if completed, they will have the features necessary to make them successful in the marketplace. Moreover, products as complex as ours may contain undetected errors when first introduced or as new versions are released. Such undetected errors in new products may be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Future delays in the development or marketing of product enhancements or new products could result in a material adverse effect on our business, financial condition and results of operations.

Competition

     The market in which we compete is intensely competitive and characterized by rapidly changing technology and evolving standards. Companies offering competitive products vary in the scope and breadth of the products and services offered and include: (i) providers of security analysis and audit products, such as Axent Technologies, Inc., Security Dynamics Technologies, Inc., ISS Group, Inc. and Network Associates, Inc. (ii) providers of standalone inventory and asset management products such as Tally Systems Corp.; (iii) providers of LAN desktop management suites, such as Intel Corporation, Hewlett-Packard Company and Microsoft Corporation; (iv) providers of Year 2000 assessment products such as Greenwich Mean Time -- UTA, L.C. and (v) providers of event notification and response technology such as Attention Software, Inc. In addition, the native tools provided by Novell, Inc. and third-party tools provided by certain vendors, such as Computer Associates, Inc., Tivoli Systems, Inc. and other companies, may compete with certain management features of our products. We have experienced, and expect to continue to experience, increased competition from current and potential competitors, many of whom have greater name recognition, a larger installed customer base and significantly greater financial, technical, marketing, and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. We expect additional competition as other established and emerging companies enter into the systems management software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect our business, operating results and financial condition.

     In addition, vendors of operating system software, particularly Microsoft and Novell, may in the future enhance their products to include functionality that is currently provided by our products. The widespread inclusion of the functionality of our software as standard features of operating system software could render our products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of our products. Even if the functionality provided as standard features by operating system software is more limited than that of our software, we cannot assure you that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing additional software.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our current or prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to obtain new licenses or to obtain maintenance and support renewals for existing licenses on terms favorable to us. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would materially adversely affect our business, operating results and financial condition.

     We believe that significant competitive factors affecting the markets described above are depth of product functionality, breadth of platform support, product quality and performance, conformance to industry standards, product price and customer support. In addition the ability to rapidly develop and implement new products and features for these markets is critical.

Proprietary Rights

     We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, we believe that such measures afford only limited protection. We cannot assure you that others will not develop technologies that are similar or superior to our technology or design around our copyrights and trade secrets. We license our software products primarily under "shrink wrap" licenses (i.e., licenses included as part of the product packaging). Shrink wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. We believe, however, that these measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of its software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that competition will not independently develop similar or superior technology.

     We are not aware that we are infringing any proprietary rights of third parties. We cannot assure you, however, that third parties will not claim that we have infringed on their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us and our failure or inability to either license the infringed or similar technology or develop alternative technology on a timely basis, our business, operating results and financial condition could be materially adversely affected.

Employees

     As of December 31, 1998, we employed 296 full-time employees, including 165 in sales and marketing, 66 in research and development, 30 in technical support and professional services and 35 in general and administrative. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. We cannot assure you that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

Special Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation, statements regarding our financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "- Risk Factors" and elsewhere in this Annual Report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to us, or persons on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

Risk Factors

     In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating the Company. See also "- Special Note Regarding Forward-Looking Statements".

     We Have a Limited Operating History. Although BindView was founded in 1990, we have derived substantially all of our revenues since 1995 from sales of BindView NCS, replaced in 1996 by BindView EMS. We therefore have a limited operating history based on our primary products. An investor in our Company must consider the risks and uncertainties frequently encountered by software companies in the early stages of development, particularly those faced by companies in the highly competitive and rapidly evolving systems management software market. To compete in this market, we believe that we must devote substantial resources to expanding our sales and marketing organization and to continue product development. As a result, we will need to recognize significant quarterly revenues to remain profitable. Our revenues have increased in recent years, and revenues for recent quarters have exceeded revenues for the same quarter for the prior year. However, we cannot be certain that we can sustain these growth rates or that we will remain profitable on a quarterly or annual basis in the future.

     Our Markets are Highly Competitive. We face competition from different sources. Currently, we compete principally with providers of the following products:

     - security analysis and audit products from Axent Technologies, Inc. Security Dynamics Technologies, Inc., ISS Group, Inc. and Network Associates Inc.

     - stand-alone inventory and asset management products from Tally Systems Corp.;

     - LAN desktop management suites from Intel Corporation, Hewlett-Packard Company and Microsoft Corporation; and

     -    Year 2000 assessment products from Greenwich Mean Time--UTA, L.C.

     - event notification and response technology such as Attention Software, Inc.

     - In addition, certain management features included in our products compete with the native tools from Novell, Inc. and third-party tools from certain vendors, such as Computer Associates, Inc. and other companies.

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

     Our Products are Subject to Rapid Technological Change. The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if new products based on new technologies are introduced or new industry standards emerge. We rely heavily on our relationships with Microsoft and Novell and attempt to coordinate our product offerings with the future releases of their operating systems. These companies may not notify us of feature enhancements prior to new releases of their operating systems in the future. In that case, we may not be able to introduce products on a timely basis that capitalize on new operating system releases and feature enhancements.

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

     Product Concentration. Substantially all of our revenues are from the sale of our NOSadmin and NETinventory products. We anticipate that these products will account for majority all of our revenues for the foreseeable future.
Our future operating results will depend on continued market acceptance of NOSadmin and NETinventory, enhancements to these products and the continued development of additional snap-in modules for our Enterprise Console product. Competition, technological change or other factors could reduce demand for, or market acceptance of, the NOSadmin and NETinventory products and could substantially damage our business. Although we currently plan to broaden our product line, we cannot be certain that we will be able to reduce our product concentration.

     Risks Associated with Length of Sales Cycle. We have sold our products to customer workgroups and corporate divisions. As a result, our sales cycle has ranged from three to six months. Recently, we have focused more of our selling effort on products for the customer's entire enterprise and have found that our sales cycle to enterprises has ranged from six to twelve months. The sales cycle to enterprises is typically longer for a number of reasons, including:

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

     As a result, we cannot predict the timing and amount of specific sales. Our inability to complete one or more enterprise-wide sales in a particular quarter or calendar year could materially adversely affect our business and could cause our operating results to vary significantly from quarter to quarter. For more information, see "-- Our Quarterly Financial Results are Subject to Significant Fluctuations".

     Need to Manage Changing Operations. We have expanded our operations rapidly in recent years. We intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected. In addition, we are moving a portion of our operations to new facilities in Houston, Texas in the first half of 1999, which we expect will be a disruptive, time consuming and expensive process.

     Dependence on Key Personnel. Our success depends largely on the efforts of our executive officers, particularly Eric J. Pulaski, the President and Chief Executive Officer of BindView. We do not have an employment contract requiring Mr. Pulaski to continue his employment for any period of time. We do not maintain key man life insurance policies on any of our executive officers.

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

     Risks Associated with International Sales and Operations. During 1998, 1997 and 1996, we derived approximately 10%, 13% and 10% of our revenues, respectively, from sales outside North America. We only recently opened direct telesales offices outside the United States. We have historically generated revenues outside North America through indirect channels, including VARs and other distributors. We are in the early stages of developing our indirect distribution channels in certain markets outside the United States. We cannot be certain that we will be able to attract third parties that will be able to market our products effectively or to provide timely and cost-effective customer support and service. Our reseller arrangements generally provide that resellers may carry competing product offerings. We cannot be certain that any distributor or reseller will continue to represent our products. The inability to recruit, or the loss of, important sales personnel, distributors or resellers could materially and adversely affect our business.

     As we expand our sales and support operations internationally, we anticipate that international revenues will grow as a percentage of our total revenues. To successfully expand international sales, we must:

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

     Limited Protection of Proprietary Technology; Risks of Infringement. Our success depends to a significant degree upon our software and other proprietary technology. The software industry has experienced widespread unauthorized reproduction of software products. We rely on a combination of trademark, trade secret, and copyright law and contractual restrictions to protect our technology. These legal protections provide only limited protection. The steps we have taken may deter competitors from misappropriating our proprietary information. However, we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. If we litigated to enforce our rights, litigation would be expensive, would divert management resources and may not be adequate to protect our business. We also could be subject to claims alleging infringement of third-party intellectual property rights. In addition, we may be required to indemnify our distribution partners and end-users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. As a result, claims against us could materially adversely affect our business.

     Risks Associated with Potential Acquisitions. We may make investments in complementary companies, technologies, services or products if we find appropriate opportunities. If we buy a company, we could have difficulty assimilating the personnel and operations of the acquired company. If we make other types of acquisitions, assimilating the technology, services or products into our operations could be difficult. Acquisitions can disrupt our ongoing business, distract management and other resources and make it difficult to maintain our standards, controls and procedures. We may not succeed in overcoming these risks or in any other problems we might encounter in connection with any future acquisitions. In addition, we may be required to incur debt or issue equity securities to pay for any future acquisitions.

     Risks of Undetected Software Errors. Our software products are complex and may contain certain undetected errors, particularly when first introduced or when new versions or enhancements are released. We have previously discovered software errors in certain of our new products after their introduction. We cannot be certain that, despite our testing, such errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. Such undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance or claims against us by customers, all of which could materially adversely affect our business.

     Year 2000 Risks. Background. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900 or some other default condition, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

     Assessment. The Year 2000 Problem could affect computers, software and other equipment that we and our customers and suppliers use. Accordingly, we are reviewing our internal computer programs and systems to ensure that they will be Year 2000 compliant. We presently believe that our computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts is not expected to be material to our financial position or any year's results of operations, there can be no assurance to this effect.

     Software Sold to Consumers. Although the latest versions of BindView EMS are designed to be Year 2000 compliant, releases of BindView EMS before version 5.2a have not been tested for Year 2000 compliance and/or are not Year 2000 compliant. In addition, we believe that it is not possible to determine with complete accuracy that all Year 2000 Problems affecting our software products have been identified or corrected due to the complexity of our products and the fact that these products interact with other third party vendor products and operate on computer systems that are not under our control.

     Internal Infrastructure. We believe that we have identified substantially all of the major computers, software applications and related equipment used in connection with our internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We have commenced the process of modifying, upgrading and replacing the two systems that have been identified as potentially being adversely affected. We expect to complete this process before the end of the first quarter of 1999 and do not expect the associated costs to be significant.

     Systems Other Than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the Year 2000 Problem. We are currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on our office and facilities equipment. We have recently replaced our primary telephone switch with equipment that provides additional capacity to meet the Company's growth needs and is believed to be Year 2000 compliant.

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

     Should these possibilities actually occur, we could experience operating expense levels higher then currently budgeted or reductions in our expected growth rates.

     Contingency Plans. We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 Problems affecting our internal systems. We expect to complete our contingency plans by the end of the first quarter of 1999. Depending on the systems affected, these plans could include (i) accelerated replacement of affected equipment or software, (ii) short to medium-term use of backup equipment and software, (iii) increased work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise or to provide manual workarounds for information systems (iv) and other similar approaches. If we are required to implement any of these contingency plans, such plans could have a material adverse effect on our business, financial condition or results of operations.

     Risk of Product Liability Claims. Because our product design provides critical network management services, we may receive significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

Anti-Takeover Provisions. Incumbent management and our Board of Directors could use certain provisions of our certificate of incorporation to make it more difficult for a third party to acquire control of our company, even if the change in control might be beneficial to our stockholders. This could discourage potential takeover attempts and could adversely affect the market price of our common stock.

Item 2.  Properties

     Our principal administrative, marketing, support and research and development facility is located in approximately 27,000 square feet of space in Houston, Texas. Our sales force occupies approximately 20,000 square feet of space at another location in Houston, Texas. We have leased an additional 80,000 square feet of office space at this new location and intend to relocate our administrative, marketing and support facility to this other location during the first half of 1999. We also currently have office space in Frankfurt, Germany and Paris, France. However, anticipated expansions in international sales may result in us moving to new facilities within the next 12 months. We believe suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.  Legal Proceedings

     We are not aware of any current or pending litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

     Our common stock began trading on the Nasdaq Stock Exchange on July 24, 1998 under the symbol "BVEW". Before that time, there was no market for our common stock. On December 31, 1998, the 20,541,196 shares of our common stock outstanding were held by approximately 95 holders of record.

     As of February 19, 1999, the last sales price per share of the Company's Common Stock, as reported by The Nasdaq Stock Market, was $19.50.

     The following table presents the range of high and low closing prices for our common stock during the year ended December 31, 1998, our first year as a public company, as reported by The Nasdaq Stock Market, Inc.

                                                        1998
==============================================================================
                                                High              Low
                                            ----------------------------------

First Quarter                               $     -            $     -
Second Quarter                                    -                  -
Third Quarter (1)                               20.13               9.75
Fourth Quarter                                  27.50              14.50


(1) From July 24, 1998 through September 30, 1998. The initial public offering price on July 23, 1998 was $10.00 per share.


Dividend Policy

     Prior to becoming a C Corporation in October 1997, we paid distributions to our S Corporation shareholders in amounts generally consistent with their tax liabilities arising from their allocable share of S Corporation earnings. Since becoming a C Corporation, we have not declared or paid any cash dividends on its capital stock and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained to develop and expand our business. Any future decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

     In December 1998, we acquired Curasoft, Inc. The Company is committed to issue approximately 175,000 shares of our common stock for all of the outstanding equity interests of Curasoft, Inc. in a transaction accounted for as a purchase. The aggregate consideration in the transaction was valued at approximately $3,350,000. Additional consideration may be issued if certain future revenue results are achieved related to Curasoft. This transaction did not involve underwriters. We consider the shares of common stock issued to Curasoft, Inc. shareholders to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) or Regulation D of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

     The following income statement and balance sheet data are derived from consolidated financial statements audited by PricewaterhouseCoopers LLP and Grant Thornton LLP, independent accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Year ended December 31, In thousands except per share amounts          1998        1997        1996          1995          1994
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

Revenues:
  Licenses                                                           $ 30,209    $ 17,821    $  9,720     $  7,005       $  5,171
  Services                                                              8,244       3,017       1,282          328           --
                                                                     --------    --------    --------     --------       --------
   Total revenues                                                      38,453      20,838      11,002        7,333          5,171
                                                                     --------    --------    --------     --------       --------

Cost of revenues:
  Cost of licenses                                                        958         644         465          693            564
  Cost of services                                                      1,120         624         362          139           --
                                                                     --------    --------    --------     --------       --------
   Total cost of revenues                                               2,078       1,268         827          832            564
                                                                     --------    --------    --------     --------       --------
Gross profit                                                           36,375      19,570      10,175        6,501          4,607
                                                                     --------    --------    --------     --------       --------

Costs and expenses:
  Sales and marketing                                                  17,095       9,088       4,197        3,234          2,256
  Research and development                                              8,385       3,573       2,088        1,249            820
  General and administrative                                            3,606       2,943       1,472        1,235          1,022
  Purchased in-process research and development (1)                     2,488        --          --           --             --
  Stock compensation expense (2)                                         --        15,262         436         --             --
                                                                     --------    --------    --------     --------       --------
Operating income (loss)(3)                                              4,801     (11,296)      1,982          783            509
Other income (expenses), net                                            1,400         118           8          (29)           (21)
                                                                     --------    --------    --------     --------       --------
Income (loss) before income tax provision                               6,201     (11,178)      1,990          754            488
Provision (benefit) for income tax                                      2,945      (3,150)       --           --             --
                                                                     --------    --------    --------     --------       --------
Net income (loss)                                                       3,256      (8,028)      1,990          754            488
Pro forma charge (benefit) in lieu of income taxes                       --          (765)        697          264            171
                                                                     --------    --------    --------     --------       --------
Pro forma net income (loss)(4),(5)                                   $  3,256    $ (7,263)   $  1,293     $    490       $    317
                                                                     ========    ========    ========     ========       ========

Earnings (loss) per common share:
   Basic(6)                                                          $   0.24    $  (0.88)   $   0.16     $   0.06       $   0.04
                                                                     ========    ========    ========     ========       ========
   Diluted(6)                                                        $   0.16    $  (0.88)   $   0.12     $   0.06       $   0.04
                                                                     ========    ========    ========     ========       ========

Shares used in computing earnings (loss) per common share:
   Basic                                                               13,538       8,232       8,228        8,228          8,228
                                                                     ========    ========    ========     ========       ========
   Diluted                                                             20,612       8,232      11,046        8,228          8,228
                                                                     ========    ========    ========     ========       ========

FINANCIAL POSITION
Working capital                                                      $ 58,182    $ 10,823    $  1,750     $    671       $    197
Total assets                                                           74,050      16,509       4,016        2,747          1,552
Long-term debt                                                           --          --          --             68           --
Shareholders' equity                                                   65,119      12,250       2,647        1,214            707


(1) Represents a $2,488 non-recurring, non-tax-deductible charge for purchased in-process research and development in connection with the acquisition of Curasoft, Inc. in 1998.

(2) Stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, was recognized in connection with the Company's terminated Phantom Stock Plan and a terminated provision of an employment agreement.

(3) Operating income excluding purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been $7,289, $3,966 and $2,418 in 1998, 1997 and 1996, respectively.

(4) Pro forma net income excluding purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been $5,744, $2,655 and $1,577 in 1998, 1997 and 1996, respectively.

(5) This represents net income (loss), adjusted for a pro forma charge in lieu of income taxes as if BindView were a C Corporation for all periods.

(6) Basic earnings per common share excluding purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been $0.42, $0.32 and $0.19 in 1998, 1997 and 1996, respectively. Diluted earnings per share excluding these expenses would have been $0.28, $0.17 and $0.14 in 1998, 1997 and 1996 respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See "Business -- Special Note Regarding Forward-Looking Statements".

Results of Operations

     The following table presents, as a percentage of total revenue, selected consolidated financial data for each of the three years most recent years ended December 31.

                                                         1998        1997       1996
====================================================================================
Revenues:
   Licenses                                               78.6        85.5      88.3
   Services                                               21.4        14.5      11.7
                                                        ----------------------------
     Total revenues                                      100.0       100.0     100.0
                                                        ----------------------------

Cost of revenue:
   Cost of licenses                                        2.5         3.1       4.2
   Cost of services                                        2.9         3.0       3.3
                                                        ----------------------------
     Total cost of revenues                                5.4         6.1       7.5
                                                        ----------------------------
Gross profit                                              94.6        93.9      92.5
                                                        ----------------------------

Costs and expenses
   Sales and marketing                                    44.5        43.6      38.1
   Research and development                               21.8        17.1      19.0
   General and administrative                              9.4        14.1      13.4
   Purchases in-process research and development (1)       6.5          -         -
   Stock compensation expense (2)                           -         73.2       4.0
                                                        ----------------------------
Operating income (loss) (3)                               12.5       (54.1)     18.0
Other income, net                                          3.6         0.6       0.1
                                                        ----------------------------
Income (loss) before income tax provision                 16.1       (53.5)     18.1
Provision (benefit) for income tax                         7.7       (15.1)       -
                                                        ----------------------------
Net income (loss)                                          8.5       (38.4)     18.1
Pro forma charge (benefit) in lieu of income taxes          -         (3.6)      6.3
                                                        ----------------------------
Pro forma net income (loss) (4),(5)                        8.5       (34.8)     11.8
                                                        ============================


(1) Represents a $2,488 non-recurring, non-tax deductible charge for purchased in-process research and development in connection with the acquisition of Curasoft, Inc. in 1998.

(2) Stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, was recognized in connection with the Company's terminated Phantom Stock Plan and a terminated provision of an employment agreement.

(3) Operating income as a percentage of total revenues excluding purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been 19.0%, 19.0% and 22.0% in 1998, 1997 and 1996, respectively.

(4) Pro forma net income as a percentage of total revenues excluding purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been 14.9%, 12.7% and 14.3% in 1998, 1997 and 1996, respectively.

(5) This represents net income (loss), adjusted for a pro forma charge in lieu of income taxes as if BindView were a C Corporation for all periods.

Revenues

     Our revenues are derived from the sale of software products and related services including subscription contracts. Total revenues were $38.5 million, $20.8 million and $11.0 million in fiscal 1998, 1997 and 1996, respectively, representing year-to-year increases of 89% between 1996 and 1997 and 85% between 1997 and 1998. We had no customers that accounted for more than 10% of our revenues in 1998, 1997 or 1996. Revenues recognized from sales to customers outside North America, primarily in the United Kingdom and Europe, represented approximately 10%, 13% and 10% in 1998, 1997 and 1996, respectively.

     Licenses. License revenues were $30.2 million, $17.8 million and $9.7 million in fiscal 1998, 1997 and 1996, respectively, representing 79%, 86% and 88% of total revenues in the respective periods. The increase in license revenues over these periods is a result of continued market acceptance of the BindView EMS product family, increases in the average transaction size, increases in the size and productivity of our sales force, more effective corporate marketing programs and new product introductions and enhancements.

     Services. Service revenues were $8.2 million, $3.0 million and $1.3 million in fiscal 1998, 1997 and 1996, respectively, representing 21%, 14% and 12% of total revenues in the respective periods. The increase in service revenues over these periods is a result of increased purchases and renewals of subscription contracts by our growing installed customer base. As subscription contracts are recognized ratably over the contract term, an increase in such revenues as a percentage of total revenues would result in greater deferred revenue recognition.

Cost of Revenues

     Cost of Licenses. Cost of licenses includes product manuals, packaging, distribution and media costs for our software products. Cost of licenses were $958,000, $644,000 and $465,000 in fiscal 1998, 1997 and 1996, respectively, representing 3%, 4% and 5% of license revenues in the respective periods. Cost of licenses has increased in absolute dollars primarily due to increases in product shipments. We expect that these costs as a percentage of license revenue will continue to be similar to the percentage recorded in 1998 for the foreseeable future, although there will continue to be fluctuations due to the timing of certain expenses.

     Cost of Services. Cost of services includes personnel and other costs related to technical support and professional services. Cost of services were $1.1 million, $624,000 and $362,000 in fiscal 1998, 1997 and 1996, respectively, representing 14%, 21% and 28% of service revenues in the respective periods. The increase in the absolute dollar cost of services is primarily from increases in the cost of professional services staff providing customer training and implementation services. The decrease in cost of services as a percentage of service revenues over these periods is primarily due to service revenues outpacing technical support staffing levels as we benefited from greater efficiencies of scale. BindView believes services gross margin as a percentage of service revenues in the foreseeable future will remain relatively consistent with services gross margins realized in 1998. Professional service revenues generally results in a lower gross margin than other types of revenues and in the event that professional service revenues increase as a percentage of total revenues, our overall gross margin may be adversely affected.

Costs and Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $17.1 million, $9.1 million and $4.2 million in fiscal 1998, 1997 and 1996, respectively, representing 45%, 44% and 38% of total revenues in the respective periods. The increase in sales and marketing expenses as a percentage of total revenues is related to the growth in the size and infrastructure of our domestic sales force and the start-up costs associated with the launch of our direct telesales organizations in Germany and France during 1998. As we continue to devote resources to the expansion of our domestic and international sales and marketing organization, BindView expects that the annual sales and marketing expenses as a percentage of total revenue will continue to be similar to the percentage recorded in 1998 for the foreseeable future.

     Research and Development. Research and development expenses consist primarily of salaries and benefits of product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. Research and development expenses were $8.4 million, $3.6 million and $2.1 million in fiscal 1998, 1997 and 1996, respectively, representing 22%, 17% and 19% of total revenues in the respective periods. The increase in research and development expenses as a percentage of total revenues is primarily due to the increase in the number of development and quality assurance personnel to support the development of new products and enhancements to existing products, an increase in compensation levels for such personnel and the addition of product management staff to identify technical specifications and market opportunities for new and existing products. We believe that the investment in our research and development is essential for us to maintain market leadership and continue to expand our product line. Accordingly, we anticipate devoting substantial resources to product research and development for the foreseeable future, and that research and development expenses as a percentage of total revenue will continue to be similar to the percentage recorded in 1998, but will increase in absolute dollars. Research and development expenses as a percentage of total revenues could increase substantially if there were unexpected delays in new product developments or market acceptance of new products. BindView has adopted Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Research and development expenditures generally have been charged to operations as incurred and any capitalizable amounts have been insignificant.

     General and Administrative. General and administrative expenses consist primarily of salaries, personnel and related costs for our executive, administrative, finance and information services staff. General and administrative expenses were $3.6 million, $2.9 million and $1.5 million in fiscal 1998, 1997 and 1996, respectively, representing 9%, 14% and 13% of total revenues in the respective periods. This decline in general and administrative expenses as a percentage of total revenue is a result of our ongoing efforts to manage operating expenses. We expect that general and administrative expenses as a percentage of total revenue in the foreseeable future will continue to be similar to the percentage recorded in 1998, but will increase in absolute dollars.

     Purchased In-Process Research and Development. In December 1998, the Company committed to deliver 175,000 shares of its common stock in exchange for all of the outstanding equity interests in Curasoft, Inc. in a transaction accounted for as a purchase.

     The purchase price allocation resulted in an immediate write-off of approximately $2.5 million for purchased in-process research and development costs related to a Curasoft product ("CuraSLAM") currently undergoing development. CuraSLAM has been designed as a stand-alone product by Curasoft and is not related to the Curasoft ENR product family. This product is currently being designed to enable customers to improve the service levels of their computing environments and will help customers better align business processes with their IT functions. This product is expected to be integrated with current and future BindView products. The Company determined that the purchased in-process technology had not reached technological feasibility and had no alternative future use based on the status of design and development activities.

     To determine the fair value of the purchased in-process research and development activities, the Company utilized values determined by an independent valuation firm, which applied the percentage of completion approach. Prior to the acquisition, Curasoft conducted in-depth market research, designed the product architecture, substantially completed the coding of the user interface and began the coding of the other modules. The Company has estimated that the development effort of this product was 50% complete at the date of acquisition. The percentage completed of 50% was applied to the estimated fair value of the completed product to determine the in-process research and development charge upon acquisition. The estimated fair value of the completed product was determined using the future revenue streams expected from the product, net of related expenses, discounted at a rate based upon the specific level of risk associated with achieving the forecasted revenues.

     The Company estimates that in order for this product to be available for general distribution during the fourth quarter of 1999, it will need to invest between $2.0 and $2.5 million in development costs associated with its operations in Fremont, California. The Company estimates that future revenues related to this product will be between $40.0 million and $60.0 million between 2000 and 2006. The management of the Company has conducted due diligence and performed an assessment of remaining tasks and risks to achieve completion. The development activities required to complete the acquired in-process technologies include additional design, coding, quality assurance procedures and customer beta testing. The challenges facing the Company to complete the development of this product on schedule include 1) the management of a development office away from its principle offices in Houston, Texas, 2) the ability to adequately staff this office, 3) the ability to effectively integrate the product with the Company's existing products and 4) the validation of the product and its features by potential customers. If the development of the product is delayed, this could adversely impact its availability date and time-to-market and therefore, its ability to market the product. If the product is available for general distribution during the fourth quarter of 1999, the Company anticipates generating material net cash inflows from this product in 2000.

     Stock Compensation Expense. Stock compensation expenses were $15.3 million and $436,000 for 1997 and 1996, respectively. In 1996, such expenses resulted from a lump sum cash payment to an employee in consideration of forfeiture of certain phantom stock units under our Phantom Stock Plan. In 1997, $14.7 million of such expense resulted from the non-recurring issuance of 4.9 million shares of Common Stock in connection with the termination of our Phantom Stock Plan and $550,000 of such expense resulted from the issuance of a warrant to purchase 437,500 shares of Common Stock to an officer in exchange for extinguishing a bonus provision in his employment agreement.

Other Income, Net

     We had other income of $1.4 million, $118,000 and $8,000 in fiscal 1998, 1997 and 1996. This increase in other income over these periods is primarily due to an increase in interest income related to higher cash and cash equivalent balances.

Provision For Income Taxes

     Prior to October 16, 1997, BindView was treated as a Subchapter S Corporation for federal income tax purposes. Accordingly, we recorded no federal income tax expense for 1996 and the period from January 1, 1997 to October 16, 1997. The taxable income generated from results of our operations during this period was reported in the income tax returns of the individual shareholders. A pro forma charge in lieu of income taxes has been recognized in our Consolidated Statement of Operations to reflect income taxes as if we had been a C Corporation for all periods.

     As the purchased in-process research and development expenses recorded in conjunction with the acquisition of Curasoft, Inc. are not deductible for federal income tax purposes, the effective tax rate for 1998 increased to 47% from 35% in 1997. We expect that in the foreseeable future our effective tax rate will be similar to the percentage recorded in 1997.

Liquidity and Capital Resources

     Our working capital increased to $58.2 million at December 31, 1998 from $10.8 million at December 31, 1997. Our cash and cash equivalent and short-term investment balances increased to $56.7 million at December 31, 1998 from $7.2 million at December 31, 1997 due primarily to our initial public offering completed in July, 1998, secondary offering completed in December, 1998, positive cash flow from operating activities and the exercise of stock options and warrants.

     In July 1998, we completed the initial public offering of our common stock, which resulted in net proceeds to BindView of $30.0 million. In December 1998, we completed a secondary offering of our common stock, which resulted in net proceeds to BindView of $6.4 million.

     We believe that the net proceeds of our initial and secondary public offerings, together with existing cash and cash equivalents and cash flow from operations will be sufficient to meet our normal working capital requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes. We may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing would not be dilutive.

     We currently intend to use the net proceeds of our initial and secondary public offerings for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business, as well as for possible acquisitions of businesses, products and technologies that are complementary to those of BindView. There can be no assurance that we will be able to identify any acquisitions of businesses, products or technology that are complimentary to those of BindView or are on terms that are acceptable to us. Pending such uses, the net proceeds have been invested in government securities and other short-term, investment-grade, interest-bearing instruments.

     The Company may be obligated to make contingent payments to certain former owners of Curasoft based on the achievement of future revenue targets related to an existing product and to an in-process technology, as well as their continued employment with the Company. As of December 31, 1998, the maximum aggregate amount of these contingent payments is approximately $4.8 million. In addition to its normal research and development expenditures, the Company expects to incur $2.0 to $2.5 million primarily in 1999 in connection with the completion of in-process technology acquired from Curasoft.

Year 2000 Issues

     Background. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900 or some other default condition, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

     Assessment. The Year 2000 Problem could affect computers, software and other equipment that we and our customers and suppliers use. Accordingly, we are reviewing our internal computer programs and systems to ensure that they will be Year 2000 compliant. We presently believe that our computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts is not expected to be material to our financial position or any year's results of operations, there can be no assurance to this effect.

     Software Sold to Consumers. Although the latest versions of BindView EMS are designed to be Year 2000 compliant, releases of BindView EMS before version 5.2a have not been tested for Year 2000 compliance and/or are not Year 2000 compliant. In addition, we believe that it is not possible to determine with complete accuracy that all Year 2000 Problems affecting our software products have been identified or corrected due to the complexity of our products and the fact that these products interact with other third party vendor products and operate on computer systems that are not under our control.

     Internal Infrastructure. We believe that we have identified substantially all of the major computers, software applications and related equipment used in connection with our internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We have commenced the process of modifying, upgrading and replacing the two systems that have been identified as potentially being adversely affected.
We expect to complete this process before the end of the first quarter of 1999 and do not expect the associated costs will be significant.

     Systems Other Than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the Year 2000 Problem. We are currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on our office and facilities equipment. We have recently replaced our primary telephone switch with equipment that provides additional capacity to meet the Company's growth needs and is believed to be Year 2000 compliant.

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

Should these possibilities actually occur, we could experience operating expense levels higher then currently budgeted or reductions in our expected growth rates.

     Contingency Plans. We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 Problems affecting our internal systems. We expect to complete our contingency plans by the end of the first quarter of 1999. Depending on the systems affected, these plans could include (i) accelerated replacement of affected equipment or software, (ii) short to medium-term use of backup equipment and software, (iii) increased work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise or to provide manual workarounds for information systems (iv) and other similar approaches. If we are required to implement any of these contingency plans, such plans could have a material adverse effect on our business, financial condition or results of operations. However, based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business, financial condition or results of operations.

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

     The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Act.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary financial information required to be filed under this Item are presented in Item 14 of this Annual
Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     For information concerning this Item, see text under the captions "Election of Directors", "Executive Officers and Compensation" and "Compliance With
Section 16(a) of the Securities Exchange Act of 1934" in our 1999 Proxy Statement (the "Proxy Statement") to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 11.  Executive Compensation

     For information concerning this Item, see text under the captions "Executive Officers and Compensation" in the Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     For information concerning this Item, see text under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     For information concerning this Item, see text under the caption "Certain Relationships and Transactions" in the Proxy Statement, which information is incorporated herein by reference.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) Documents included in this Annual Report on Form 10-K:



        (1) Financial Statements                                                                    Page
                                                                                                    ----
        Report of PricewaterhouseCoopers LLP........................................................ 27

        Report of Grant Thornton LLP................................................................ 28

        Consolidated Balance Sheet at December 31, 1998 and 1997.................................... 29

        Consolidated Statement of Operations and Comprehensive Income (Loss) for the
           years ended December 31, 1998, 1997 and 1996............................................. 30

        Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1998........................................................... 31

        Consolidated Statement of Cash Flows for the years ended December 31,
           1998, 1997 and 1996...................................................................... 32

        Notes to Consolidated Financial Statements.................................................. 33


     Other financial schedules under the Act have been omitted because they are either not required or are not material.

    (b) Reports of Form 8-K:

     On October 13, 1998, we filed a Current Report on Form 8-K disclosing our press release reporting financial results for the third quarter of fiscal year 1998. A copy of such press release was filed as Exhibit 99.1 to such Current Report on Form 8-K.

    (c)  Exhibits:

         Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

         Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

         We undertake to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

  Exhibit      Description

     3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-52883), filed with the Commission on July 23, 1998 (the "Form S-1")).

     3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-1).

     4.1 Reference is hereby made to Exhibits 3.1 and 3.2 (incorporated by reference to Exhibit 4.1 to the Form S-1).

     10.1+  Incentive Stock Option Plan (incorporated by reference to Exhibit
            10.1 to the Form S-1).

     10.2+ Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form S-1).

     10.3+ 1997 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-1).

     10.4+ Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form S-1).

     10.5+ 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form S-1).

     10.6 Letter Loan Agreement dated June 10, 1996 between Registrant and Southwest Bank of Texas, N.A. (incorporated by reference to
            Exhibit 10.6 to the Form S-1).

     10.7 Lease Agreement dated June 20, 1995 between the Registrant and School Employees Holding Corp., including all amendments thereto (incorporated by reference to Exhibit 10.7 to the Form S-1).

     10.8 Agreement to Sublease dated June 25, 1998 between the Registrant and Halliburton Energy Services, Inc.

     10.9 Stock Ownership Agreement dated April 8, 1997 between the Registrant and Nadeem Ghias (incorporated by reference to Exhibit
            10.9 to the Form S-1).

     10.10 Registration Rights Agreement dated October 16, 1997 among BindView Development Corporation, General Atlantic Partners 44 L.P., GAP Coinvestment Partners, L.P., JMI Equity Fund III, L.P. and Eric J. Pulaski (incorporated by reference to Exhibit 10.10 to the Form S-1).

     10.11 Registration Rights Agreement dated November 7, 1997 among BindView Development Corporation and Scott R. Plantowsky (incorporated by reference to Exhibit 10.11 to the Form S-1).

     10.13+ Amended and Restated Employment Agreement dated April 15, 1997 between the Registrant and Scott R. Plantowsky (incorporated by reference to Exhibit 10.13 to the Form S-1).

     10.14+ Employee Agreement dated September 26, 1996 between the Registrant and David E. Pulaski (incorporated by reference to Exhibit 10.14 to the Form S-1).

     10.15+ Employee Agreement dated December 20, 1993 between the Registrant and Nadeem Ghias, including all amendments thereto (incorporated by reference to Exhibit 10.15 to the Form S-1).

     10.16  Form of Indemnification Agreement (incorporated by reference to
            Exhibit 10.16 to the Form S-1).

     23.1*  Consent of PricewaterhouseCoopers LLP.

     23.2*  Consent of Grant Thornton LLP.

     27.1*  Financial Data Schedule.

                        BINDVIEW DEVELOPMENT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS




                                                                                                    Page
                                                                                                    ----
Report of PricewaterhouseCoopers LLP............................................................... 27

Report of Grant Thornton LLP....................................................................... 28

Consolidated Balance Sheet at December 31, 1998 and 1997........................................... 29

Consolidated Statement of Operations and Comprehensive Income (Loss) for the
     years ended December 31, 1998, 1997 and 1996.................................................. 30

Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1998................................................................ 31

Consolidated Statement of Cash Flows for the years ended December 31, 1998,
     1997 and 1996................................................................................. 32

Notes to Consolidated Financial Statements......................................................... 33

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of BindView Development Corporation


         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of BindView Development Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Houston, Texas

January 28, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
BindView Development Corporation

         We have audited the accompanying statements of operations and comprehensive income (loss), shareholders' equity, and cash flows of BindView Development Corporation for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BindView Development Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Houston, Texas
February 4, 1997

                        BINDVIEW DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except par value)

                                     ASSETS



                                                                               December 31,
                                                                        ----------------------
                                                                          1998          1997
                                                                        --------      --------

Current assets:
  Cash and cash equivalents .......................................     $ 46,514      $  7,203
  Short-term Investments ..........................................       10,187            --
  Accounts receivable, net ........................................        5,711         4,729
  Deferred tax assets .............................................        3,245         3,150
  Other current assets ............................................        1,456            --
                                                                        --------      --------
          Total current assets ....................................       67,113        15,082
Property and equipment, net .......................................        5,123         1,370
Capitalized software, net .........................................        1,374            --
Other assets ......................................................          440            57
                                                                        --------      --------
          Total assets ............................................     $ 74,050      $ 16,509
                                                                        ========      ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................     $  1,635      $    785
  Accrued liabilities .............................................        1,446           831
  Accrued compensation ............................................          856           614
  Deferred revenue ................................................        4,994         2,029
                                                                        --------      --------
          Total current liabilities ...............................        8,931         4,259
                                                                        --------      --------
Commitments and contingencies (Note 9) ............................           --            --
Shareholders' equity:
  Convertible preferred stock, $0.01 par value, 20,000 shares authorized, 0 and 2,528 shares issued and outstanding,
     respectively .................................................           --            25
  Common stock, no par value, 100,000 shares authorized,
     20,541 and 13,198 shares issued an outstanding, respectively .            1             1
  Additional paid-in capital ......................................       64,507        31,728
  Common Stock to be issued, 175 shares ...........................        3,352            --
  Common Stock Warrant to purchase 438 shares .....................           --           550
  Accumulated deficit .............................................       (2,781)       (6,037)
  Cumulative translation adjustment ...............................           40            --
  Treasury stock, 0 and 4,922 shares ..............................           --       (14,017)
                                                                        --------      --------
          Total shareholders' equity ..............................       65,119        12,250
                                                                        --------      --------
          Total liabilities and shareholders' equity ..............     $ 74,050      $ 16,509
                                                                        ========      ========



        The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

      CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (in thousands, except per share amounts)



                                                    Year ended December 31,
                                              ------------------------------------
                                                1998          1997          1996
                                              --------      --------      --------

Revenues:
  Licenses ..............................     $ 30,209      $ 17,821      $  9,720
  Services ..............................        8,244         3,017         1,282
                                              --------      --------      --------
          Total revenues ................       38,453        20,838        11,002
                                              --------      --------      --------
Cost of revenues:
  Cost of licenses ......................          958           644           465
  Cost of services ......................        1,120           624           362
                                              --------      --------      --------
          Total cost of revenues ........        2,078         1,268           827
                                              --------      --------      --------
Gross profit ............................       36,375        19,570        10,175
                                              --------      --------      --------
Costs and expenses:
  Sales and marketing ...................       17,095         9,088         4,197
  Research and development ..............        8,385         3,573         2,088
  General and administrative ............        3,606         2,943         1,472
  Purchased in-process research and
        development .....................        2,488            --            --
  Stock compensation expense ............           --        15,262           436
                                              --------      --------      --------
Operating income (loss) .................        4,801       (11,296)        1,982
Other income, net .......................        1,400           118             8
                                              --------      --------      --------
Income (loss) before income tax provision        6,201       (11,178)        1,990
Provision (benefit) for income taxes ....        2,945        (3,150)           --
                                              --------      --------      --------
Net income (loss) .......................     $  3,256      $ (8,028)     $  1,990

Other comprehensive income, net of tax:
   Gain from foreign currency translation           40            --            --
                                              --------      --------      --------
   Comprehensive income (loss) ..........     $  3,296      $ (8,028)     $  1,990
                                              ========      ========      ========

Basic earnings per share ................     $   0.24
Diluted earnings per share ..............     $   0.16
Pro forma information:
  Net income (loss) as reported .........                   $ (8,028)     $  1,990
  Pro forma charge (benefit) in lieu of
     income taxes .......................                       (765)          697
                                                            --------      --------
Pro forma net income (loss) .............                   $ (7,263)     $  1,293
                                                            ========      ========
Pro forma basic net income (loss) per
  share .................................                   $  (0.88)     $   0.16
Pro forma diluted net income (loss) per
  share .................................                   $  (0.88)     $   0.12



        The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)



                                 Common stock     Common                            Retained
                               ----------------    Stock     Additional  Common     earnings     Cumulative                Total
                                                   to be      paid-in     Stock   (accumulated  Translation  Treasury  shareholders'
                                Shares   Amount  delivered    capital    Warrant    deficit)     Adjustment   stock       equity
                               --------  ------  ----------  ----------  -------  ------------  -----------  --------  -------------
Balance at January 1, 1996 ....  7,740   $    1          --  $      14       --   $    1,199            --        --   $    1,214
  S Corporation
    distributions .............     --       --          --         --       --         (557)           --        --         (557)
  Net income ..................     --       --          --         --       --        1,990            --        --        1,990
                                ------   ------  ----------  ---------  -------   ----------    ----------  --------   ----------
Balance at December 31,
  1996 ........................  7,740        1          --         14       --        2,632            --        --        2,647
  S Corporation
    distributions .............     --       --          --         --       --       (1,274)           --        --       (1,274)
  Issuance of common
    stock to satisfy 1993
    employment and
    acquisition liability .....    503       --          --        272       --           --            --        --          272
  Issuance of common
    stock pursuant to
    termination of
    Phantom Stock Plan ........  4,945       --          --     14,092       --           --            --        --       14,092
  Transfer of S
    Corporation accumulated
    deficit upon conversion
    to C Corporation ..........     --       --          --       (633)      --          633            --        --           --
  Issuance of convertible
    preferred stock
    (2,528 shares) ............     --       --          --     17,977       --           --            --        --       18,002
  Issuance of warrant to
    purchase common stock
    (438 shares) ..............     --       --          --         --      550           --            --        --          550
  Purchase of treasury
    stock (4,922 shares) ......     --       --          --         --       --           --            --   (14,017)     (14,017)
  Exercise of stock options ...     10       --          --          6       --           --            --        --            6
  Net loss ....................     --       --          --         --       --       (8,028)           --        --       (8,028)
                                ------   ------   ---------  ---------  -------    ----------    ----------  --------   ----------
Balance at December 31,
  1997 ........................ 13,198        1          --     31,728      550       (6,037)           --   (14,017)      12,250
  Exercise of stock options ...  1,091       --          --      2,076       --           --            --        --        2,076
  Exercise of stock warrants...  1,188       --          --      4,796     (550)          --            --        --        4,246
  Tax benefit related to
    exercise of employee
    stock options .............     --       --          --      3,462       --           --            --        --        3,462
  Conversion of preferred
    stock .....................  6,320       --          --         25       --           --            --        --           --
  Initial public offering .....  3,321       --          --     30,025       --           --            --        --       30,025
  Secondary offering ..........    345       --          --      6,412       --           --            --        --        6,412
  Shares to be issued to
    acquire business
    (175 shares)...............     --       --       3,352         --       --           --            --        --        3,352
  Retirement of treasury
    stock ..................... (4,922)      --          --    (14,017)      --           --            --    14,017           --
  Cumulative translation
    adjustment ................     --       --          --         --       --           --            40        --           40
  Net income ..................     --       --          --         --       --        3,256            --        --        3,256
                                ------   ------  ----------  ---------  -------   ----------    ----------  --------   ----------
Balance at December 31, 1998... 20,541   $    1  $    3,352  $  64,507       --   $   (2,781)   $       40  $     --   $   65,119
                                ======   ======  ==========  =========  =======   ==========    ==========  ========   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)




                                                                 Year ended December 31,
                                                         ------------------------------------
                                                           1998          1997          1996
                                                         --------      --------      --------

Cash flows from operating activities:
  Net income (loss) ...................................  $  3,256      $ (8,028)     $  1,990
  Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
     Depreciation and amortization expense ............     1,099           815           427
     Stock compensation expense .......................        --        14,642            --
     Increase in provision for bad debts ..............         9           170            --
     Purchased in-process research and development ....     2,488            --            --
     Deferred income taxes ............................     2,798        (3,150)           --
     Changes in assets and liabilities, net of acquired
        business:
       (Increase) in accounts receivable ..............      (860)       (2,629)         (902)
       (Increase) decrease in other current assets ....    (1,349)           83           (49)
       Increase in accounts payable ...................       828           512            37
       Increase in accrued liabilities ................       609         1,191            51
       Increase in deferred revenue ...................     2,843         1,459            86
                                                         --------      --------      --------
          Net cash provided by operating activities ...    11,721         5,065         1,640
                                                         --------      --------      --------
Cash flows from investing activities:
  Purchase of property and equipment ..................    (4,990)       (1,250)         (583)
  Purchase of short-term investments ..................   (10,187)           --            --
  Disposal of property and equipment...................       186            --            --
  Cash acquired in business acquisition................       156            --            --
  Other ...............................................      (374)          (95)         (130)
                                                         --------      --------      --------
          Net cash used by investing activities .......   (15,209)       (1,345)         (713)
                                                         --------      --------      --------
Cash flows from financing activities:
  S Corporation distributions .........................        --        (1,274)         (557)
  Payments on notes payable and long-term debt ........        --            --          (226)
  Proceeds from issuance of convertible preferred
    stock and common stock warrants....................        --        18,002            --
  Purchases of treasury stock .........................        --       (14,017)           --
  Proceeds from exercise of stock options .............     2,076             6            --
  Proceeds from exercise of stock warrants, net .......     4,246            --            --
  Proceeds from initial public offering ...............    30,025            --            --
  Proceeds from secondary offering ....................     6,412            --            --
                                                         --------      --------      --------
          Net cash provided (used) by
            financing activities ......................    42,759         2,717          (783)
Effect of exchange rate changes on cash ...............        40            --            --
                                                         --------      --------      --------
Net increase in cash and cash equivalents .............    39,311         6,437           144
Cash and cash equivalents at beginning of  period......     7,203           766           622
                                                         --------      --------      --------
Cash and cash equivalents at end of period ............  $ 46,514      $  7,203      $    766
                                                         ========      ========      ========
Supplemental disclosures for cash flow information:
  Cash paid during the year for interest ..............  $     --      $     --      $     15
  Cash paid during the year for income taxes ..........  $     --      $     --      $     --
Noncash financing and investing activities:
  Issuance of 503 shares of common stock in 1997
     to satisfy 1993 acquisition liability ............        --           272            --
  Issuance of warrant to purchase 438 shares of
     common stock in 1997 to satisfy bonus
     Obligation .......................................        --           550            --


        The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                    (in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

Operations

    BindView Development Corporation (the Company), a Texas corporation, was incorporated in May 1990. Previous to 1995, the Company was known as The LAN Support Group, Inc. Pursuant to the sale of convertible preferred stock, the Company's Subchapter S election terminated on October 16, 1997.

    The Company develops, markets and supports a suite of systems management software products that manage the security and integrity of complex, distributed client/server networks operating on Microsoft Windows NT and Novell NetWare environments.

Principles of Consolidation

    The consolidated financial statements include the accounts of BindView Development Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

    In October 1997 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," which the Company adopted effective as of January 1, 1997. Such adoption had no effect on the Company's method of recognizing revenue from its license and subscription contract activities. Prior to 1997, the Company recognized revenue in accordance with SOP No. 91-1, "Software Revenue Recognition". The Company sells its products under perpetual licenses and recognizes its license revenue upon meeting each of the following criteria: (i) execution of a written purchase order, license agreement or contract; (ii) delivery of software or, if the customer has previously received evaluation software, delivery of the software license code; and (iii) issuance of the related license, with no significant vendor obligations or customer acceptance rights outstanding; (iv) the license fee is fixed or determinable; and (v) collectibility is assessed as being probable. Revenues from perpetual licenses are recorded as license revenue in the Statements of Operations. Service revenues include subscription contracts and professional services. Subscription contracts are purchased separately by customers at their discretion and related revenues are recognized ratably over the one year contract term. The portion of subscription contract revenues that have not yet been recognized as revenues is reported as deferred revenue in the accompanying balance sheet.

     In March 1998 the AICPA issued SOP No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," to extend the deferral of the application of certain passages of SOP 97-2. In December 1998 the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' with Respect to Certain Transactions," to require recognition of revenue by means of the `residual method' under certain conditions. These Statements do not have any impact on the Company's revenue recognition based upon the Company's current business practices.

Postcontract Customer Support

    Prior to January 1, 1998, the Company provided postcontract customer support, consisting solely of telephone technical support, to its customers. The costs of providing this support was accrued and charged to expense at the time the revenue was recognized. Accrued liabilities at December 31, 1997 included $78, related to providing this support.

Advertising Costs

    Advertising costs are expensed as incurred.

Research and Development

    Research and development costs are charged to operations when incurred. In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes costs incurred in the development of software once technological feasibility has been determined. The Company currently considers technological feasibility to have been established once a working model of a product has been produced and tested. Amortization of capitalized software development costs is based on the ratio of actual revenues to expected revenues for a product or a straight line basis over the product's useful life, whichever is greater. To date, costs incurred by the Company's development staff and capitalizable subsequent to the establishment of technological feasibility have not been material and are included in Capitalized Software in the accompanying consolidated balance sheet.

    Capitalized Software also includes the cost of developed products obtained by the Company as a result of its business combinations with other companies. In December 1998, the Company completed its acquisition of Curasoft, Inc. and recorded $1,381 in capitalized software development costs as part of its purchase price allocation (Note 12).

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method, as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock, and is recognized over the related vesting period. The Company provides supplemental disclosure of the effect on net income and earnings per share as if the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied in measuring compensation expense.

Income Taxes

    Prior to October 16, 1997, the Company had elected to be treated as an S Corporation for federal income tax purposes. Accordingly, all federal income tax liability prior to that date was the responsibility of the shareholders.

    The provision for income taxes is computed based on income earned from the termination date of the Company's Subchapter S election on October 16, 1997. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities.

    The pro forma results of operations of the Company reflect a pro forma charge in lieu of income taxes prior to October 16, 1997.

Earnings Per Share

    The Company's earnings per share data is presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock (Note 11).

Cash and Cash Equivalents

    The Company considers investments with original maturity dates of three months or less from the date of purchase to be cash equivalents.

Short-Term Investments

    Short term investments have original maturities of more than three months and a remaining maturity of less than one year. These investments are stated at cost, which approximates market, as it is the intent of the Company to hold these securities until maturity. At December 31, 1998, the Company had short term investments in Commercial Paper, Corporate and Euro dollar bonds and Medium and Short Term Notes of $3,917, $3,948 and $2,322, respectively.

Concentration of Credit Risk

    Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company maintains its cash equivalent balance in money market funds invested in U.S. Treasury Certificates. The funds are not FDIC insured. The Company has not experienced any losses in such funds and believes it is not exposed to any significant credit risk on cash equivalents. The Company's investment policies restrict its investments to low risk, highly liquid securities. The Company also performs periodic evaluations of its investment policies to review its investment credit risk.

    Management believes that concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of its customers to minimize credit risk. Approximately 10%, 13% and 10% of the Company's sales were made on an export basis, primarily to customers in Europe and the United Kingdom in 1998, 1997 and 1996, respectively.

Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed by applying the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Long-Lived Assets

    The Company reviews the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying value amount. The Company has not identified any such impairment losses.


Use of Estimates

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments

    The fair value of cash equivalents, investments, accounts receivable, accounts payable and deferred revenues reflected in the December 31, 1998 and 1997 Consolidated Balance Sheet approximate their carrying value due to their short maturities.

Foreign Currency

     Assets and liabilities of the Company's foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. The functional currency of those subsidiaries is the primary currency in which they operate. Cumulative Translation adjustments are reported as a separate component of shareholders' equity. To date, all adjustments resulting from the process of translating foreign subsidiaries financial statements into U.S. dollars have not been significant.

Recent Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income". This standard requires the disclosure of comprehensive income and its components for all years presented. The Company's only component of other comprehensive income is foreign currency translation adjustments. The Company's cumulative translation adjustments are now characterized as accumulated other comprehensive income.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". This standard is effective for fiscal years beginning after December 15, 1997. The Company currently operates in a single industry and geographic segment and does not expect this standard to have a material impact on disclosures with respect to the Company's financial condition or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, which is effective for all quarters of fiscal years beginning after June 15, 1999, addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under this standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt this standard by October 1, 1999. The Company does not anticipate that this standard will have an effect on its financial statements as it conducts no hedging activities and does not hold or issue any derivatives.

2. Accounts Receivable

Accounts receivable balances are summarized as follows:

                                                               December 31,
                                                       --------------------------
                                                           1998            1997
                                                       ----------      ----------

Trade accounts receivable ........................     $    5,915      $    4,911
Other accounts receivable ........................             --              13
                                                       ----------      ----------
                                                            5,915           4,924
                                                             (204)           (195)
                                                       ----------      ----------
Less -- allowance for doubtful accounts ..........     $    5,711      $    4,729
                                                       ==========      ==========

Bad debt expense totaled $9, $170 and $0 in 1998, 1997 and 1996 respectively.

3. Property and Equipment

   Property and equipment balances are summarized as follows:

                                                                     December 31,
                                                              ------------------------
                                             Estimated
                                            useful lives        1998           1997
                                            ------------      ---------     ----------
Computer equipment and software..........    3 years          $   5,855     $    2,296
Office furniture and other equipment.....    3-7 years            1,108            378
Leasehold improvements...................    lease terms            761            206
                                                              ---------     ----------
                                                                  7,724          2,880
Less -- accumulated depreciation.                                (2,601)        (1,510)
                                                              ---------     ----------
                                                              $   5,123     $    1,370
                                                              =========     ==========


    Depreciation expense totaled $1,091, $685 and $326 in 1998, 1997 and 1996, respectively.

4. Capitalized Software

   Capitalized software costs are summarized as follows:

                                                                 December 31,
                                                           --------------------
                                                             1998         1997
                                                           -------      -------
Capitalized software  .................................    $ 1,669      $   288

Less -- accumulated amortization .....................        (295)        (288)
                                                           -------      -------

                                                           $ 1,374      $    --
                                                           =======      =======

Capitalized software is being amortized on the basis of the estimated life determined to be between three and seven years. Amortization expense totaled $7, $130 and $101, in 1998, 1997 and 1996 respectively.

5. Credit Agreements and Financing Arrangements

On June 10, 1998, the Company secured a $2,000 line of credit and a $500 line of credit. Any principal draws on the $2,000 line of credit mature on June 10, 1999. Any principal draws on the $500 line of credit mature 30 months after the date of such advances. These lines of credit are collateralized by accounts receivable and property and equipment. There have been no borrowings under these facilities.

6. Income Taxes

    Effective October 16, 1997, the Company elected to be treated as a C Corporation for federal income tax purposes. Accordingly, no federal income tax expense was recorded by the Company for the years ended December 31, 1996 and from January 1, 1997 through October 16, 1997 because operating results are reported in the individual income tax returns of the shareholders.

    The Company's income tax provision (benefit) was comprised of the following:

                                                Period from
                                                October 16,
                                  Year ended      1997 to
                                 December 31,   December 31,
                                     1998        1997
                                 ---------      ----------
Current:
  Federal ....................     $    --      $      --
  State ......................          --             --
  International ..............          --             --
Deferred:
  Federal ....................       3,140         (3,060)
  State ......................         435            (90)
  International ..............        (630)            --
                                 ---------      ---------
          Total ..............     $ 2,945      $  (3,150)
                                 =========      =========


    A reconciliation of the federal statutory tax rate and the Company's provision for income taxes is as follows:

                                                                         Year ended December 31,
                                                                 ------------------------------------------
                                                                   1998            1997            1996
                                                                 ----------      ----------      ----------
Income taxes at the applicable federal statutory rates .....     $    2,170      $   (2,317)     $      677
State income taxes, net of federal benefit .................             50             (68)             20
Research and development credit ............................           (500)             --              --
Non-deductible purchased in-process research
  and development ..........................................            870              --              --
Tax obligation allocated to S Corporation shareholders .....                           (765)           (697)
Valuation allowance for foreign losses .....................            630              --              --
Other ......................................................           (275)
                                                                 ----------      ----------      ----------
Provision (benefit) for income taxes .......................     $    2,945      $   (3,150)     $       --
                                                                 ==========      ==========      ==========

    Deferred tax assets and liabilities at December 31, 1998 are comprised of the following:

                                                              December 31,
                                                           1998         1997
                                                       ------------  ------------
Assets:
  Net operating loss carryforward ................     $    3,675     $    2,849
  Research and development credit carryforward ...            500
  Allowance for bad debts ........................             70             68
  Other ..........................................                            61

Liabilities
  Accrued liabilities ............................             --            172
  Differences in basis for long-lived assets .....           (370)            --

                                                       ----------     ----------
Total ............................................     $    3,875     $    3,150

Less: Valuation allowance ........................           (630)            --
                                                       ----------     ----------
                                                            3,245          3,150
                                                       ==========     ==========

    The Company's net operating loss carryforward at December 31, 1997 was primarily attributable to the stock compensation expense realized during the C Corporation period related to the termination of the Company's phantom stock plan (Note 7). The Company's net operating loss carryforward at December 31, 1998 of approximately $8,000 for federal income tax purposes expires in 2012 and is primarily attributable to deductions generated by the exercise of employee stock options. The Company's ability to utilize the net operating loss carryforward may be limited if certain changes of ownership occur. Based on the historical earnings generated by the Company, management believes it is more likely than not that the tax benefits related to the net operating loss carryforward will be realized and has, therefore, provided no valuation allowance for the related deferred tax asset, with the exception of $630 provided at December 31, 1998 for the net operating loss generated from certain foreign subsidiaries.

7. Stock Compensation Expense

Phantom Stock Plan Termination

    In 1996, the Company implemented a phantom stock plan which granted phantom stock units to certain employees. Each phantom stock unit provided the participant with the right to receive shares of Company common stock upon the occurrence of a change in control of the Company, an initial public offering of the Company's common stock, liquidation of the Company or a sale of substantially all of the Company's assets (the "Events"). Since the number of shares of Common Stock a participant might receive would not be known until one of the Events occurred, the Company had treated the Phantom Stock Plan in accordance with Financial Accounting Standards Board Interpretation No. 28 (FIN
28) and accordingly had not recognized stock compensation expense upon the grant of the units. Stock compensation expense was recognized by the Company in October 1997 when the plan participants voted to have the Company terminate the Plan in connection with the sale of Convertible Preferred Stock and Warrants and the number of shares to be issued under the Plan were known.

    The Company granted 6,598 phantom stock units during 1996. No grants were made during 1997. The Company terminated the Phantom Stock Plan in October 1997 and issued 1,757 shares of common stock on October 13, 1997 and 3,188 shares of common stock on October 16, 1997 to retire the Phantom Stock Plan. The Company recognized a related stock compensation charge of $14,712 in October 1997.

    On October 16, 1997, the Company issued 1,304 common stock options under the Company's 1997 Employee Stock Option Plan with an exercise price of $2.85 per share to former participants in the Phantom Stock Plan (Note 8). No compensation expense has been recorded related to these options as the exercise price is equal to the fair market value of the Company's common stock on the date of grant.

    Stock compensation expense of $436 was recognized in 1996 in connection with cash payments made for the extinguishment of certain rights to receive Company common stock which were held by a terminated employee.

Officer Warrants

    In November 1997 the Company issued a warrant to purchase 438 shares of common stock at a price of $2.85 per share to an officer to terminate a provision of the stock option agreement with that officer. The Company recognized compensation expense of $550 during the fourth quarter of 1997 based upon the fair value of the warrant issued.

8. Shareholders' Equity

Issuance of Common Stock to Satisfy Acquisition Liability

In April 1997, the Company issued 503 shares to satisfy its 1993 obligation incurred related to an employment agreement and the acquisition of certain technology rights.

Issuance of Convertible Preferred Stock and Warrants

    In October 1997, the Company issued 2,528 shares of $0.01 par value convertible preferred stock and warrants to purchase 750 shares of common stock, at $4.00 per share in exchange for $18,002 of cash. The warrants were immediately exercisable and had an expiration date of April 16, 2000. In the event of a liquidation of the Company, the Company's preferred stock had a liquidation preference over its common stock. The preferred stock had a liquidation value of $7.12 per preferred share and was convertible at the option of the holder into common stock on a 2.5-for-1 basis. As a result of the Company's initial public offering in July of 1998, the Company's preferred stock automatically converted into common stock.

Treasury Stock Transactions

    The Company repurchased 4,922 shares of common stock for $2.85 per share in October 1997. These treasury shares were retired by the Company in September 1998.

Initial Public Offering

    On May 15, 1998, the Company filed a registration statement permitting the Company to sell 2,759 shares of its common stock to the public, and 563 additional shares to cover over-allotments. The registration statement also permitted certain stockholders of the Company to sell 991 shares to the public. The registration statement became effective on July 23, 1998. With the exercise of the over-allotment, the initial public offering resulted in proceeds to the Company of approximately $30,025, net of approximately $3,189 in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

Secondary Offering

    On November 25, 1998, the Company filed a registration statement permitting the Company to sell 300 shares of its common stock to the public, and 45 additional shares to cover over-allotments. The registration statement also permitted certain stockholders of the Company to sell 2,700 shares to the public, and 405 additional shares to cover over-allotments. The registration statement became effective on December 4, 1998. With the exercise of the over-allotment, the secondary offering resulted in proceeds to the Company of approximately $6,412, net of approximately $833 in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the secondary public offering.

Incentive Stock Option Plan

     In 1996, the Company's Board of Directors adopted the Incentive Stock Option Plan. At December 31, 1998, there were 1,753 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 464, 262 and 170 shares were exercisable at December 31, 1998, 1997 and 1996 with a weighted average exercise price per share of $1.06, $0.80 and $0.78, respectively.

Nonqualified Stock Option Plan

     In 1996, the Company's Board of Directors adopted the Nonqualified Stock Option Plan. At December 31, 1998, there were 976 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 517 and 219 shares were exercisable at December 31, 1998 and 1997, with a weighted average exercise price per share of $2.23 and $1.34, respectively. There were no options exercisable at December 31, 1996.

1997 Employee Stock Option Plan

     In 1997, the Company's Board of Directors adopted the 1997 Employee Stock Option Plan. At December 31, 1998, there were 1,074 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 565 shares were exercisable at December 31, 1998, with a weighted average exercise price per share of $2.85. There were no options exercisable at December 31, 1997.

1998 Omnibus Incentive Plan

     In 1998, the Company's Board of Directors adopted the Omnibus Incentive Plan. At December 31, 1998, there were 1,749 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 29 shares were exercisable at December 31, 1998, with a weighted average exercise price per share of $4.88.

Non-Employee Director Plan

     In 1998, the Company's Board of Directors adopted the Non-Employee Director Plan. At December 31, 1998, there were 250 shares of common stock reserved by the Board of Directors for issuance under this plan. There were no options exercisable at December 31, 1998.

All Stock-Based Compensation Plans

    Substantially all options reserved under the Company's Incentive Stock Option Plan, the Nonqualified Stock Option Plan and the 1997 Employee Stock Option Plan have been issued. Options granted under the Incentive Stock Option Plan, Nonqualified Stock Option Plan, 1998 Omnibus Incentive Plan and Non-Employee Director Plan generally vest 20% per year over five years. Options granted under the 1997 Employee Stock Option Plan vest at varying rates through the year 2001. Options must be exercised no later than ten years from the date of grant. Stock options have been granted at the fair market value of the Company's stock at the date of grant.

    The following table summarizes combined activity under the stock option plans for each of the three years ended December 31, 1998:

                                                                               Weighted
                                                                                average
                                                                Price per       price
                                                  Options        share         per share
                                                 ----------  ----------------  ---------
Options outstanding, December 31, 1995
  Options granted ...........................      1,529      $0.75 - $ 2.47     $ 1.50
  Options lapsed or canceled ................       (133)             $ 0.75     $ 0.75
  Options exercised .........................         --                  --         --
                                                  ------
Options outstanding, December 31, 1996 ......      1,396      $0.75 - $ 2.47     $ 1.57
  Options granted ...........................      3,391      $1.10 - $ 2.85     $ 2.01
  Options lapsed or canceled ................       (213)     $0.75 - $ 2.85     $ 0.97
  Options exercised .........................        (10)     $0.75 - $ 0.76     $ 0.75
                                                  ------
Options outstanding, December 31, 1997 ......      4,564      $0.75 - $ 2.85     $ 1.92
  Options granted ...........................      1,362      $3.85 - $27.50     $11.76
  Options lapsed or canceled ................       (103)     $0.95 - $10.00     $ 2.84
  Options exercised .........................     (1,091)     $0.75 - $10.00     $ 1.91
                                                  ------
Options outstanding, December 31, 1998 ......      4,732      $0.75 - $27.50     $ 4.73
                                                  ------

    The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1998:

                                Options outstanding            Options exercisable
                         ---------------------------------    ----------------------
                                       Weighted   Weighted                  Weighted
                                       average     average                  Average
                         Shares in    remaining   exercise    Shares in    Exercise
                         thousands  life in years   price     thousands      Price
                         ---------  ------------- --------    ---------    ---------

under $5.00.......         3,882        7.9        $ 2.19       1,570       $ 2.13
$5.01 - $10.00....           478        9.5        $ 9.99           5       $10.00
$10.01 - $15.00...             3        9.6        $14.38          --       $   --
$15.01 - $20.00...            61        9.8        $18.00          --       $   --
$20.01 - $25.00...            85        9.8        $21.46          --       $   --
Over $25.01.......           223       10.0        $27.50          --       $   --
                         ---------                            ---------
                           4,732                                1,575

Stock Based Compensation Disclosures

    For periods prior to the Company's initial public offering, the minimum value of stock based compensation was calculated in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The following weighted average assumptions using the Black-Scholes model were used the calculate stock based compensation for the three years ended December 31, 1998 (the minimum value method does not include volatility):

                                            1998    1997    1996
                                           ------  ------  ------
 Expected life (in years)...............     4        4       4
 Interest rate..........................     5%       6%      6%
 Volatility.............................    77%     N/A     N/A
 Dividend yield.........................     0%       0%      0%

    Stock based compensation costs would have reduced pretax income by $955, $164 and $18 in 1998, 1997 and 1996, respectively ($659, $107 and $12 after tax and $0.03, $0.01 and $0 per share in 1998, 1997 and 1996, respectively) if such compensation in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

9. Commitments and Contingencies

Lease Commitments

    The Company conducts its operations in leased facilities under operating leases expiring at various dates through 2001. The leases are cancelable upon payment of six months rent and reimbursement of the unamortized balance of the leasehold allowance. Total lease expense amounted to approximately $656, $575 and $279 at December 31, 1998, 1997 and 1996, respectively.

    The minimum rental commitments under operating leases at December 31, 1998 were: $1,816 in 1999, $2,111 in 2000, $1,804 in 2001, $1,791 in 2002 and $1,796
in 2003 and beyond.

10. 401(k) Plan

    Effective January 1, 1995, the Company adopted a 401(k) plan which is available to all full-time employees. Employees contribute to the plan through payroll deductions. The Company matches 50% of the participant's contribution up to a maximum of 6% of a participant's compensation. Additionally, the Company may make a discretionary contribution as determined by the Board of Directors. Total Company contributions were $546, $174 and $165 in 1998, 1997 and 1996, respectively.

11. Net Income per Share

     As a result of the Company's change from an S Corporation to a C Corporation in October 1997, presentation of pro forma net income per share is necessary for the years ended December 31, 1997 and 1996. Shares issued as a result of the 503 shares issued in 1997 to satisfy a 1993 acquisition liability have been treated as if they had been effective and outstanding as of January 1, 1996 and included in weighted average shares outstanding. Shares to be issued in connection with the Curasoft acquisition (Note 12) are not material to the weighted shares outstanding.

     The computation of basic and diluted net income (loss) per share and pro forma basic and diluted net income (loss) per share follows:



                                                              Year ended December 31,
                                                        ------------------------------------
                                                          1998          1997          1996
                                                        --------      --------      --------

Net income ........................................     $  3,256      $     --      $     --
Pro forma net income (loss) .......................     $     --      $ (7,263)     $  1,293
                                                        ========      ========      ========
Shares used in basic calculation (in thousands):
  Total basic shares ..............................       13,538         8,232         8,228
Additional shares for diluted computation:
  Effect of stock options .........................        3,136           593            70
  Effect of warrants ..............................          406            --            --
  Effect of convertible preferred stock ...........        3,532         1,318            --
  Effect of phantom stock .........................           --         5,075         2,748
  Exclusion of share equivalents that are
     anti-dilutive because a loss was incurred ....           --        (6,986)           --
                                                        --------      --------      --------
          Total diluted shares ....................       20,612         8,232        11,046
                                                        ========      ========      ========

Basic net income per share ........................     $   0.24
Diluted net income per share ......................     $   0.16
Pro forma basic net income (loss) per share .......                   $  (0.88)     $   0.16
Pro forma diluted net income (loss) per share .....                   $  (0.88)     $   0.12


12.  Acquisition

     In December 1998, the Company committed to deliver 175 shares of its common stock in exchange for all of the outstanding equity interests in Curasoft, Inc. in a transaction accounted for as a purchase. The aggregate consideration in the transaction was valued at $3,352. Incremental costs incurred and capitalized in connection with the acquisition were $140. In addition, the Company may be obligated to make contingent payments to certain former owners of Curasoft based on the achievement of future revenue targets related to an existing product and to an in-process technology, as well as their continued employment with the Company. As of December 31, 1998, the maximum aggregate amount of these contingent payments is approximately $4,800. When it is determined that the payment of any of these contingent payments is probable, the Company expects to record a corresponding charge to compensation expense related to these payments.

     The Company allocated the purchase price to assets and liabilities acquired in the transaction based on their relative fair values as determined by an independent valuation firm. These acquired assets will be amortized over their estimated useful lives not exceeding 7 years. The Company has allocated $1,381 of the purchase price to the existing Curasoft ENR product family which provides fully integrated event notification and response solutions for scheduling, notification, dispatch, escalation, and response. To determine the fair market value of the acquired net assets, the Company relied primarily on the income approach, whereupon fair market value is a function of the future revenues expected to be generated by an asset, net of all related expenses. The future net revenue stream was discounted to the present value at an 18% rate based on the estimated level of risk associated with achieving the forecasted revenues. The income approach focuses on the income producing capability of the acquired assets and represents the present value of the future economic benefits expected to be derived from these assets.

     The purchase price allocation resulted in an immediate write-off of $2,488 for purchased in-process research and development costs related to a Curasoft product ("CuraSLAM") currently undergoing development. CuraSLAM has been designed as a stand-alone product by Curasoft and is not related to the Curasoft ENR product family. This product is currently being designed to enable customers to improve the service levels of their computing environments and will help customers better align business processes with their IT functions. This product is expected to be integrated with current and future BindView products. The Company determined that the purchased in-process technology had not reached technological feasibility and had no alternative future use based on the status of design and development activities.

     To determine the fair value of the purchased in-process research and development activities, the Company utilized values determined by an independent valuation firm, which applied the percentage of completion approach. Prior to the acquisition, Curasoft conducted in-depth market research, designed the product architecture, substantially completed the coding of the user interface and began the coding of the other modules. The Company has estimated that the development effort of this product was 50% complete at the date of acquisition. The percentage completed of 50% was applied to the estimated fair value of the completed product to determine the in-process research and development charge upon acquisition. The estimated fair value of the completed product was determined using the future revenue streams expected from the product, net of related expenses, discounted at a rate based upon the specific level of risk associated with achieving the forecasted revenues.

     The management of the Company has conducted due diligence and performed an assessment of remaining tasks and risks to achieve completion. The development activities required to complete the acquired in-process technologies include additional design, coding, quality assurance procedures and customer beta testing. The challenges facing the Company to complete the development of this product on schedule include 1) the management of a development office away from its principle offices in Houston, Texas, 2) the ability to adequately staff this office, 3) the ability to effectively integrate the product with the Company's existing products and 4) the validation of the product and its features by potential customers. If the development of the product is delayed, this could adversely impact its availability date and time-to-market and therefore, its ability to market the product. If the product is available for general distribution during the fourth quarter of 1999, the Company anticipates generating material net cash inflows from this product in 2000.


     Allocation of the purchase price in the transaction are as follows:

     Common stock to be issued          $3,352
     Transactions costs                    140
                                        ------
          Total to be allocated         $3,492
                                        ======
     Allocation:
       Cash acquired                    $  157
       Other current assets                239
       Capitalized software              1,381
       Other non-current assets             41
       Current liabilities                (394)
       Deferred taxes                     (420)
       Purchased in-process technology   2,488
                                        ------
          Total allocated               $3,492
                                        ======

     The Company's results of operations include the operating results of Curasoft from the date of the acquisition. The unaudited pro forma results of operations, as if Curasoft had been acquired by the Company from January 1, 1997, is for illustrative purposes only and is not necessarily indicative of the combined results of operations of future periods or the results that would have actually occurred had the companies been combined during the specified periods, are as follows:

                                                  December 31,
                                             --------------------
                                               1998         1997
                                              -------     -------
Total revenues ............................   $39,382     $21,339
Pro forma net income (loss) ...............   $ 3,070     $(7,458)
                                              =======     ========
Diluted earnings per share ................   $  0.15     $ (0.89)
Total diluted shares ......................    20,770       8,379

13.  Subsequent Event (Unaudited)

     On January 29, 1999 the Company entered into a definitive agreement to merge with Netect, Ltd. an Israeli corporation, in a transaction expected to be accounted for as a pooling of interests. Under the terms of the agreement, the Company will issue 1,381 shares of common stock, based upon an exchange ratio of
0.40026 shares of the Company's common stock for each share or right to a share of Netect common stock. It is expected that the transaction would be consummated before the end of the first quarter of 1999. Upon consummation as a pooling of interests, the Company's consolidated financial statements would be retroactively restated to combine the financial data of the Company and Netect for all periods presented.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BINDVIEW DEVELOPMENT CORPORATION


                                                /s/ ERIC J. PULASKI
                                        ---------------------------------------
                                        President and Chief Executive Officer

                                        February 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.



/s/ ERIC J.PULASKI                        Chairman of the Board, President            February 22, 1999
-----------------------------------         and Chief Executive Officer
Eric J. Pulaski                            (Principal Executive Officer)


/s/ SCOTT R. PLANTOWSKY                     Director, Vice President and              February 22, 1999
-----------------------------------           Chief Financial Officer
Scott R. Plantowsky                          (Principal Financial and
                                                 Accounting Officer)


/s/ PETER L. BLOOM                                    Director                        February 22, 1999
-----------------------------------
Peter L. Bloom


/s/ RICHARD A. HOSLEY III                             Director                        February 22, 1999
-----------------------------------
Richard A. Hosley III


/s/ JOHN J. MOORES                                    Director                        February 22, 1999
-----------------------------------
John J. Moores


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------

23.1                         CONSENT OF INDEPENDENT ACCOUNTANTS
23.2                         CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
27.1                         EDGAR FINANCIAL DATA SCHEDULE