Form 10-Q
period 1999-03-31
BINDVIEW DEVELOPMENT CORP
filed 1999-05-17
CIK 1061646

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-24677

                        BINDVIEW DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

            TEXAS                                               76-0306721
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

5151 SAN FELIPE, 22ND FLOOR, HOUSTON, TX                          77056
(Address of principal executive offices)                        (Zip code)

                                 (713) 561-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 31, 1999, was 22,442,108

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                   MARCH 31,        DECEMBER 31,
                            ASSETS                                             1999 (UNAUDITED)    1998 (AUDITED)
                                                                               ----------------    --------------
 Current assets:
      Cash and cash equivalents                                                    $ 39,800           $ 48,010
      Short-term investments                                                         20,787             10,187
      Accounts receivable, net                                                        5,467              5,711
      Deferred tax asset                                                              4,398              3,245
      Other current assets                                                            1,082              1,676
                                                                                   --------           --------
           Total current assets                                                      71,534             68,829
      Property and equipment, net                                                     7,907              5,342
      Purchased software and related assets, net                                      1,325              1,374
      Other assets                                                                      483                492
                                                                                   --------           --------
                  Total assets                                                     $ 81,249           $ 76,037
                                                                                   ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                                             $  3,150           $  1,954
      Accrued liabilities                                                             3,488              1,979
      Accrued compensation                                                              873                960
      Deferred revenue                                                                5,930              4,994
                                                                                   --------           --------
           Total current liabilities                                                 13,441              9,887
                                                                                   --------           --------
 Long-term liabilities:
      Convertible debentures                                                             --              7,572
      Other long-term liabilities                                                        68                 42
                                                                                   --------           --------
           Total long-term liabilities                                                   68              7,614
                                                                                   --------           --------
 Shareholders' equity:
      Convertible preferred stock, $0.025 par value, 520 shares
          authorized, 0 and 7 shares issued and outstanding, respectively                --                 --
      Common stock, no par value, 100,000 shares authorized,
          22,442 and 21,103 shares issued and outstanding, respectively                   1                  1
      Additional paid-in capital                                                     79,871             65,675
      Common stock to be issued, 175 shares                                              --              3,352
      Accumulated deficit                                                           (12,096)           (10,532)
      Cumulative other comprehensive income (loss)                                      (36)                40
                                                                                   --------           --------
            Total shareholders' equity                                               67,740             58,536
                                                                                   --------           --------
                  Total liabilities and shareholders' equity                       $ 81,249           $ 76,037
                                                                                   ========           ========

      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         QUARTER
                                                      ENDED MARCH 31,
                                                    ------------------
                                                      1999      1998
                                                    -------    -------
Revenues:
    Licenses                                        $ 8,315    $ 4,384
    Services                                          3,570      1,456
                                                    -------    -------
       Total revenues                                11,885      5,840
                                                    -------    -------
Cost of revenues:
    Cost of licenses                                    251        208
    Cost of services                                    441        215
                                                    -------    -------
       Total cost of revenues                           692        423
                                                    -------    -------
 Gross profit                                        11,193      5,417
                                                    -------    -------
 Costs and expenses:
    Sales and marketing                               5,335      3,171
    Research and development                          3,420      1,932
    General and administrative                        1,276        909
    Transaction and restructuring                     2,286         --
                                                    -------    -------
Operating loss                                       (1,124)      (595)
Other income, net                                       617         46
                                                    -------    -------
Loss before income tax provision                       (507)      (549)
Provision for income tax                              1,057        122
                                                    -------    -------
Net loss                                             (1,564)      (671)
Other comprehensive income, net of tax:
    Loss from foreign currency translation              (76)        --
                                                    -------    -------
    Comprehensive loss                              $(1,640)   $  (671)
                                                    =======    =======
Loss per common share:
    Basic                                           $ (0.07)   $ (0.08)
    Diluted                                         $ (0.07)   $ (0.08)

Shares used in computing loss per common share:
    Basic                                            21,730      8,833
    Diluted                                          21,730      8,833

      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ----------------------
                                                                      1999          1998
                                                                    --------      --------
 Cash flows from operating activities:
      Net (loss)                                                   $ (1,564)     $   (671)
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation and amortization expense                        630           211
           Deferred income taxes                                      1,109           122
           Changes in assets and liabilities:
                Decrease in accounts receivable                         244         1,564
                Decrease in other assets                                594            --
                Increase in accounts payable                          1,196            --
                Increase (decrease) in accrued liabilities            1,508           (70)
                Increase in deferred revenues                           936           458
                                                                   --------      --------
                     Net cash provided by operating activities        4,653         1,614
                                                                   --------      --------

 Cash flows from investing activities:
      Purchase of property and equipment                             (3,164)         (608)
      Purchase of investments, net                                  (10,600)           --
      Other                                                             (33)          (21)
                                                                   --------      --------
                     Net cash used by investing activities          (13,797)         (629)
                                                                   --------      --------

 Cash flows from financing activities:
      Interest accrued on convertible debentures                         86            75
      Proceeds from issuance of convertible debentures                   --            42
      Proceeds from exercise of stock options                           924            --
                                                                   --------      --------
                     Net cash provided by financing activities        1,010           117

      Effect of exchange rate changes on cash                           (76)           --
                                                                   --------      --------
 Net increase (decrease) in cash and cash equivalents                (8,210)        1,102
 Cash and cash equivalents at beginning of period                    48,010         9,197
                                                                   --------      --------
 Cash and cash equivalents at end of period                        $ 39,800      $ 10,299
                                                                   ========      ========

      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                          CUMULATIVE
                                                 COMMON STOCK      ADDITIONAL    COMMON                     OTHER         TOTAL
                                              -------------------   PAID-IN      STOCK      ACCUMULATED  COMPREHENSIVE SHAREHOLDERS'
                                              SHARES      AMOUNT    CAPITAL   TO BE ISSUED    DEFICIT    INCOME (LOSS)    EQUITY
                                              ------     --------   --------    --------      --------     --------      --------

 Balance at December 31, 1998                 21,103     $      1   $ 65,675    $  3,352      $(10,532)    $     40      $ 58,536
 Exercise of stock options                       682           --        924          --            --           --           924
 Tax benefit related to exercise
     of employee stock options                    --           --      2,262          --            --           --         2,262
 Issuance pursuant to business acquired          175           --      3,352      (3,352)           --           --            --
 Conversion of convertible debentures and
     preferred stock into common stock           482           --      7,658          --            --           --         7,658
 Foreign currency translation adjustment          --           --         --          --            --          (76)          (76)
 Net (loss) for the three months ended
    March 31, 1999                                --           --         --          --        (1,564)          --        (1,564)
                                            --------     --------   --------    --------      --------     --------      --------

 Balance at March 31, 1999                    22,442     $      1   $ 79,871    $     --      $(12,096)    $    (36)     $ 67,740
                                            ========     ========    ========    ========      ========     ========      ========

      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of BindView Development Corporation, a Texas corporation (the "Company" or "BindView"), reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the Company's annual audited financial statements and the supplemental financial statements for the year ended December 31, 1998, which are included in the Annual Report on Form 10-K and Amendment No. 1 to the Company's Form 8-K filed with the Securities and Exchange Commission (the "Commission") on March 1, 1999, respectively.

Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

NOTE 2 - DESCRIPTION OF BUSINESS

The Company was incorporated in May 1990. Previous to 1995, the Company was known as The LAN Support Group, Inc. The Company develops, markets and supports a suite of systems and security management software products that manage the security and integrity of complex, distributed client/server networks operating on Microsoft Windows NT and Novell NetWare environments.

NOTE 3 - ACQUISITIONS

In December of 1998, the Company committed to deliver 175 shares of its common stock in exchange for all of the outstanding equity interests of Curasoft, Inc. in a transaction accounted for as a purchase. In February of 1999, the Company issued 175 shares of common stock to satisfy this obligation.

On March 1, 1999, the Company merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests. Netect develops and markets corporate security solutions for Internet/Intranet networks. In connection with the merger, the Company issued 1,161 shares of common stock, based upon an exchange ratio of 0.400022101 shares of BindView common stock for each share of Netect common stock. As a result of this merger, all of the outstanding convertible preferred stock and convertible debentures of Netect converted into the Company's common stock. Merger and restructuring related costs of $2,286 were incurred as a result of this transaction.

The financial data included herein has been restated to reflect the merger with Netect. There were no material transactions between BindView and Netect during the periods prior to the merger.

NOTE 4 - INCOME TAX

As of March 31, 1999, the Company's remaining net operating loss carryforwards approximate $16,000 for federal tax purposes, which may be utilized to reduce future taxable income. This carryforward expires between 2010 - 2012. The Company's ability to utilize the net operating loss carryforwards related to its acquisitions may be subject to certain limitations. Based on the historical earnings generated by the Company, management believes it is more likely than not that the tax benefits related to the net operating loss carryforward will be realized and has, therefore, provided no valuation allowance for the related deferred tax asset, with the exception of $6,860 provided at March 31, 1999 for the net operating loss generated from Netect and certain foreign subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Risk Factors" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes.

In connection with the merger with Netect on March 1, 1999, accounted for as a pooling of interests, the financial data included herein has been restated to reflect this merger.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of selected items in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to total revenues:

                                       PERCENT OF TOTAL NET REVENUES

                                                QUARTER
                                             ENDED MARCH 31,
                                           ------------------
                                            1999        1998
                                           ------      ------

 Revenues:
      Licenses                               70.0        75.1
      Services                               30.0        24.9
                                           ------      ------
           Total revenues                   100.0       100.0
                                           ------      ------

 Cost of revenues:
      Cost of licenses                        2.1         3.6
      Cost of services                        3.7         3.6
                                           ------      ------
           Total cost of revenues             5.8         7.2
                                           ------      ------
 Gross profit                                94.2        92.8
                                           ------      ------

 Costs and expenses
      Sales and Marketing                    44.9        54.3
      Research and Development               28.8        33.1
      General and Administrative             10.7        15.6
      Transaction and Restructuring(1)       19.2          --
                                           ------      ------
 Operating loss                              (9.4)      (10.2)
 Other income,net                             5.1         0.8
                                           ------      ------
 Loss before income tax provision            (4.3)       (9.4)
 Provision for income tax                     8.9         2.1
                                           ------      ------
 Net loss                                   (13.2)      (11.5)
                                           ======      ======

Notes:
(1) Represents a $2,286 non-recurring, non-tax deductible charge related to costs associated with the Netect merger and restructuring.


REVENUES

The Company's revenues are derived from the sale of software products and related services including subscription contracts. The Company's revenues increased $6.0 million or 104% in the first quarter of 1999 over the comparable quarter of the prior year.

The Company's license revenues increased $3.9 million or 90% in the first quarter of 1999 over the comparable quarter of the prior year. The increase in the Company's license revenues over these periods is a result of continued market acceptance of the BindView EMS product family.

The Company's service revenues increased $2.1 million or 145% in the first quarter of 1999 over the comparable quarter of the prior year. The increase in the Company's service revenues over these periods is a result of increase in purchases and renewals of subscription contracts by the Company's growing installed customer base. As subscription contracts are recognized ratably over the contract term, an increase in such revenues as a percentage of total revenues would result in greater deferred revenue recognition. This may, in turn, impact the Company's operating margins.

COST OF REVENUES

Cost of licenses includes product manuals, packaging, distribution and media costs for the Company's software products. The Company's cost of licenses increased $43,000 or 21% in the first quarter of 1999 over the comparable quarter of the prior year. The cost of licenses has increased primarily due to increases in product shipments. The Company believes these costs will remain relatively constant as a percentage of total revenue, although there will continue to be quarterly fluctuations due to the timing of certain expenses.

Cost of services includes personnel and other costs related to technical support and professional services. The Company's cost of services increased $226,000 or 105% in the first quarter of 1999 over the comparable quarter of the prior year. The cost of services has increased primarily due to increases in the cost of technical support staff providing support to the Company's growing customer base and increases in the cost of professional services staff providing customer training and implementation services.

COSTS AND EXPENSES

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. The Company's sales and marketing expenses increased $2.2 million or 68% in the first quarter of 1999 over the comparable quarter of the prior year. Sales and marketing expenses decreased to 44.9% of revenues for the first quarter of 1999 compared to 54.3% in the corresponding period of 1998. The decrease in sales and marketing expenses as a percentage of revenues is related to the decrease in the sales and marketing expenses associated with Netect over these periods, the start-up costs incurred with the launch of the Company's direct telesales organization in Germany during the first quarter of 1998 and the ongoing efforts of the Company to manage operating expenses. Due to the seasonal nature of revenues, the Company anticipates that for the remaining fiscal quarters of 1999, sales and marketing expenses will decrease as a percentage of revenues but increase in absolute dollars as the Company continues to invest in marketing campaigns relative to the sales growth and increase its expansion of domestic and international sales efforts.

Research and development expenses consist primarily of salaries and benefits of product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. The Company's research and development expenses increased $1.5 million or 77% in the first quarter of 1999 over the comparable quarter of the prior year. Research and development expenses decreased to 28.8% of revenues in the first quarter of 1999 compared to 33.1% in the corresponding period of 1998. This decline in research and development expenses as a percentage of revenue is a result of certain product lines reaching a stage in their product life cycle requiring less research and development effort relative to the respective license revenue generated by these products and the Company's ongoing efforts to manage operating expenses. However, the Company believes that a significant research and development investment is essential for it to maintain market leadership and continue to expand its product line. Accordingly, the Company anticipates it will continue to devote substantial resources to product research and development for the foreseeable future, and that research and development expenses will increase in absolute dollars for the remaining fiscal quarters of 1999.

General and administrative expenses consist primarily of salaries, personnel and related costs for the Company's executive, administrative, finance and information services staff. The Company's general and administrative expenses increased $367,000 or 40% in the first quarter of 1999 over the comparable quarter of the prior year. General and administrative expenses declined to 10.7% of revenues in the first quarter of 1999 compared to 15.6% in the corresponding period of 1998. This decline in general and administrative expenses as a percentage of revenue is a result of the reduction of duplicative staff associated with the Netect acquisition and the Company's ongoing efforts to manage operating expenses. The Company expects that for the remainder of 1999 general and administrative expenses will decline as a percentage of total revenue.

OTHER INCOME, NET

The Company had other income of $617,000 in the first quarter of 1999 compared to $46,000 in the corresponding period of 1998. This increase is primarily due to an increase in interest income related to higher cash, cash equivalents and investment balances as a result of the Company's initial public offering in July 1998, secondary offering in December 1998 and positive cash flow from operating activities.

PROVISION FOR INCOME TAXES

The Company has recognized tax expense for its income generated in the U.S. A tax benefit has not been recognized for certain losses of the Company generated by Netect due to limitations on the Company's ability to realize such benefits given the former structure of Netect and the Company's plans for Netect's future operations. These factors, and the non-deductibility of the transaction expenses incurred in connection with the company's merger with Netect have resulted in the Company's effective tax rate exceeding 35% for the periods presented. The Company expects that its effective tax rate will stabilize near 35% for each of the remaining fiscal quarters of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $58.1 million at March 31, 1999 from $58.9 million at December 31, 1998. The Company's cash, cash equivalent and short-term investments balance increased to $60.6 million at March 31, 1999 from $58.2 million at December 31, 1998 due primarily to positive cash flow operating activities and the exercise of stock options.

The Company believes that the net proceeds of its initial and secondary offerings, together with existing cash, cash equivalents, short-term investments and cash flow from operations will be sufficient to meet its normal working capital requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing would not be dilutive.

The Company currently intends to use the net proceeds of its initial and secondary public offerings for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business, as well as for possible acquisitions of businesses, products and technologies that are complementary to those of the Company. There can be no assurance that the Company will be able to identify any acquisitions of businesses, products or technology that are complimentary to those of the Company or are on terms that are acceptable to the Company.
Pending such uses, the net proceeds will continue to be invested in government securities and other short-term, investment-grade, interest-bearing instruments.

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

     Software Sold to Consumers. Although the latest versions of BindView EMS are designed to be Year 2000 compliant, releases of BindView EMS before version 5.2a have not been tested for Year 2000 compliance and/or are not Year 2000 compliant. Customers of BindView EMS before version 5.2a under subscription contracts have been provided upgrades to versions of BindView EMS that are designed to be Year 2000 compliant. Customers that have not upgraded to Year 2000 compliant versions of BindView EMS will have to either i) enter into a subscription agreement with the Company and upgrade to a compliant version or
ii) purchase the latest Year 2000 compliant version of BindView EMS. In addition, we believe that it is not possible to determine with complete accuracy that all Year 2000 Problems affecting our software products have been identified or corrected due to the complexity of our products and the fact that these products interact with other third party vendor products and operate on computer systems that are not under our control.

    Internal Infrastructure. We believe that we have identified substantially all of the major computers, software applications and related equipment used in connection with our internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We commenced the process of modifying, upgrading and replacing the systems that have been identified as potentially being adversely affected and completed this process during the first quarter of 1999. The costs associated with modifying, upgrading and replacing these systems did not exceed $1.0 million and substantially all of these costs have been capitalized.

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

    Contingency Plans. We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 Problems affecting our internal systems. We expect to complete our contingency plans by the end of the second quarter of 1999. Depending on the systems affected, these plans could include (i) accelerated replacement of affected equipment or software, (ii) short to medium-term use of backup equipment and software, (iii) increased work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise or to provide manual workarounds for information systems (iv) and other similar approaches. If we are required to implement any of these contingency plans, such plans could have a material adverse effect on our business, financial condition or results of operations. However, based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business, financial condition or results of operations.

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

Generally, we do not operate with a backlog because we ship our products and recognize revenue shortly after orders are received. At the time we ship our products we have satisfied all of the criteria of Statement of Position No. 97-2 "Software Revenue Recognition," and therefore we recognize the related license revenue. As a result, orders booked throughout a quarter substantially impact product revenues in that quarter. Our sales also fluctuate throughout the quarter as a result of customer buying patterns. We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had projected. If our revenue levels do not meet our projections, we expect our operating results to be adversely and disproportionately affected.

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


CAUTIONARY STATEMENTS

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

Product Concentration. Substantially all of our revenues are from the sale of our NOSadmin and NETinventory products. We anticipate that these products along with products additions as a result of the Curasoft and Netect acquisitions will account for majority all of our revenues for the foreseeable future. Our future operating results will depend on continued market acceptance of NOSadmin and NETinventory, introduction of new products from the Curasoft and Netect acquisitions, enhancements to these products and the continued development of additional snap-in modules for our Enterprise Console product. Competition, technological change or other factors could reduce demand for, or market acceptance of any or all of our products and could substantially damage our business. Although we currently plan to broaden our product line, we cannot be certain that we will be able to reduce our product concentration or that we will be able to generate material revenues from products acquired as a result of the Curasoft and Netect acquisitions.

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

Risks Associated with Potential Acquisitions. We may make investments in complementary companies, technologies, services or products if we find appropriate opportunities. If we buy a company, we could have difficulty assimilating the personnel and operations of the acquired company. If we make other types of acquisitions, assimilating the technology, services or products into our operations could be difficult. Acquisitions can disrupt our ongoing business, distract management and other resources and make it difficult to maintain our standards, controls and procedures. We may not succeed in overcoming these risks or in any other problems we might encounter in connection with any future acquisitions. We may be required to incur debt or issue equity securities to pay for any future acquisitions. In addition, there can be no assurance that we will be able to successfully integrate our recent acquisitions of Curasoft and Netect.

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

     Software Sold to Consumers. Although the latest versions of BindView EMS are designed to be Year 2000 compliant, releases of BindView EMS before version 5.2a have not been tested for Year 2000 compliance and/or are not Year 2000 compliant. Customers of BindView EMS before version 5.2a under subscription contracts have been provided upgrades to versions of BindView EMS that are designed to be Year 2000 compliant. Customers that have not upgraded to Year 2000 compliant versions of BindView EMS will have to either i) enter into a subscription agreement with the Company and upgrade to a compliant version or
ii) purchase the latest Year 2000 compliant version of BindView EMS. In addition, we believe that it is not possible to determine with complete accuracy that all Year 2000 Problems affecting our software products have been identified or corrected due to the complexity of our products and the fact that these products interact with other third party vendor products and operate on computer systems that are not under our control.

    Internal Infrastructure. We believe that we have identified substantially all of the major computers, software applications and related equipment used in connection with our internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We commenced the process of modifying, upgrading and replacing the systems that have been identified as potentially being adversely affected and completed this process during the first quarter of 1999. The costs associated with modifying, upgrading and replacing these systems did not exceed $1.0 million and substantially all of these costs have been capitalized.

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

Contingency Plans. We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 Problems affecting our internal systems. We expect to complete our contingency plans by the end of the second quarter of 1999. Depending on the systems affected, these plans could include (i) accelerated replacement of affected equipment or software, (ii) short to medium-term use of backup equipment and software, (iii) increased work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise or to provide manual workarounds for information systems (iv) and other similar approaches. If we are required to implement any of these contingency plans, such plans could have a material adverse effect on our business, financial condition or results of operations.

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

    11   -- Statement Regarding Computation of Loss Per Common Share

    27   -- Financial Data Schedule.

(b) Reports on Form 8-K:

    The Company filed a Form 8-K dated March 1, 1999 and Form 8-K/A dated May 7, 1999 to report its merger with Netect, Ltd.

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

May 17, 1999

                                  By:    /s/ SCOTT R. PLANTOWSKY
                                     ------------------------------------------
                                             Scott R. Plantowsky
                                     Vice-President and Chief Financial Officer

May 17, 1999

                                INDEX TO EXHIBITS


  EXHIBIT
    NO.                     DESCRIPTION
  -------                   -----------
    11   -- Statement Regarding Computation of Loss Per Common Share


    27   -- Financial Data Schedule.