Form 10-Q
period 1999-06-30
BINDVIEW DEVELOPMENT CORP
filed 1999-07-28
CIK 1061646

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

     [X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGEACT OF 1934 FOR THE QUARTERLY  PERIOD ENDED JUNE 30, 1999

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

                                 (713) 561-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of the registrant's Common Stock, no par value, outstanding as of June 30, 1999, was 23,040,051

===============================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                       ASSETS
                                                                  JUNE 30,        DECEMBER 31,
                                                              1999 (UNAUDITED)        1998
                                                              ----------------    -----------
Current assets:
      Cash and cash equivalents                                $  43,078           $   48,010
      Short-term investments                                      13,755               10,187
      Accounts receivable, net                                     7,594                5,711
      Deferred tax asset                                           5,513                3,245
      Other current assets                                           821                1,676
                                                               ---------           ----------
           Total current assets                                   70,761               68,829
      Property and equipment, net                                  8,434                5,342
      Purchased software and related assets, net                   1,275                1,374
      Long-term investments                                        4,818                   --
      Other assets                                                   450                  492
                                                               ---------           ----------
                  Total assets                                 $  85,738           $   76,037
                                                               =========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                         $   2,782           $    1,954
      Accrued liabilities                                          2,302                1,903
      Accrued compensation                                           983                  984
      Deferred revenue                                             6,735                4,994
                                                               ---------           ----------
           Total current liabilities                              12,802                9,835
                                                               --------            ----------
 Long-term liabilities:
      Convertible debentures                                          --                7,572
      Other long-term liabilities                                     --                   94
                                                               ---------           ----------
           Total long-term liabilities                                --                7,666
                                                               ---------           ----------
 Shareholders' equity:
      Convertible preferred stock, $0.025 par
          value, 520 shares authorized, 0 and 7 shares
          issued and outstanding, respectively                        --                   --
      Common stock, no par value, 100,000 shares
          authorized, 23,040 and 21,103 shares issued
          and outstanding, respectively                                1                    1
      Additional paid-in capital                                  83,150               65,675
      Common stock to be issued, 175 shares                           --                3,352
      Accumulated deficit                                        (10,171)             (10,532)
      Cumulative other comprehensive income                          (44)                  40
                                                               ----------          ----------
            Total shareholders' equity                            72,936               58,536
                                                               ---------           ----------
                  Total liabilities and shareholders' equity   $  85,738           $   76,037
                                                               =========           ==========

      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            QUARTER                        SIX MONTHS
                                                         ENDED JUNE 30,                   ENDED JUNE 30,
                                                    -----------------------         ------------------------
                                                       1999          1998              1999           1998
                                                    ---------     ---------         ---------      ---------
Revenues:
   Licenses                                         $  10,775     $   6,219         $  19,090      $  10,603
   Services                                             4,244         1,774             7,814          3,230
                                                    ---------     ---------         ---------      ---------
      Total revenues                                   15,019         7,993            26,904         13,833
                                                    ---------     ---------         ---------      ---------

Cost of revenues:
   Cost of licenses                                       337           254               588            462
   Cost of services                                       514           226               955            441
                                                    ---------     ---------         ---------      ---------
      Total cost of revenues                              851           480             1,543            903
                                                    ---------     ---------         ---------      ---------
Gross profit                                           14,168         7,513            25,361         12,930
                                                    ---------     ---------         ---------      ---------
Costs and expenses:
   Sales and Marketing                                  6,229         4,135            11,564          7,306
   Research and Development                             3,980         2,743             7,400          4,675
   General and Administrative                           1,487           926             2,763          1,835
   Transaction and Restructuring                          238            --             2,524             --
                                                    ---------     ---------         ---------      ---------
Operating income (loss)                                 2,234          (291)            1,110           (886)
Other income, net                                         728            81             1,345            128
                                                    ---------     ---------         ---------      ---------
Income (loss) before income tax provision               2,962          (210)            2,455           (758)
Provision for income tax                                1,037           332             2,094            454
                                                    ---------     ---------         ---------      ---------
Net income (loss)                                       1,925          (542)              361         (1,212)
Other comprehensive income, net of tax:
   Loss from foreign currency translation                  (8)           --               (84)            --
                                                    ----------    ---------         ----------     ---------
  Comprehensive income (loss)                       $   1,917     $    (542)        $     277      $  (1,212)
                                                    =========     ==========        =========      ==========
Earnings (loss) per common share:
   Basic                                            $    0.08     $   (0.06)        $    0.02      $   (0.14)
   Diluted                                          $    0.08     $   (0.06)        $    0.01      $   (0.14)

Shares used in computing earnings
   per common share:
   Basic                                               22,691         8,949            22,101          8,891
   Diluted                                             25,021         8,949            24,704          8,891

      See notes to unaudited condensed consolidated financial statements.

                       BINDVIEW DEVELOPMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            ---------------------------
                                                                               1999            1998
                                                                            ----------       ----------
 Cash flows from operating activities:
      Net income (loss)                                                     $      361       $  (1,212)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization expense                                 1,338             446
           Increase in provision for bad debts                                     170              --
           Deferred income taxes                                                 2,147            (100)
           Changes in assets and liabilities:
                Decrease (increase) in accounts receivable                      (2,053)          1,517
                Decrease (increase) in other current assets                        855            (236)
                Increase in accounts payable                                       828              44
                Increase in accrued liabilities                                    398             226
                Increase in deferred revenues                                    1,741           1,608
                                                                            ----------       ---------
                     Net cash provided by operating activities                   5,785           2,293
                                                                            ----------       ---------

 Cash flows from investing activities:
      Purchase of property and equipment                                        (4,349)         (1,125)
      Purchase of investments                                                  (21,138)             --
      Proceeds from investment maturities                                       12,752              --
      Other                                                                          7             138
                                                                            ----------       ---------
                     Net cash used by investing activities                     (12,728)           (987)
                                                                            -----------      ----------

 Cash flows from financing activities:
      Proceeds from issuance of long-term debt                                      --             494
      Interest accrued on convertible debentures                                    --             127
      Proceeds from exercise of stock options and warrants                       2,050           2,184
                                                                            ----------       ---------
                     Net cash provided by financing activities                   2,050           2,805

      Effect of exchange rate changes on cash                                      (39)             --
                                                                            -----------      ---------
 Net increase (decrease) in cash and cash equivalents                           (4,932)          4,111
 Cash and cash equivalents at beginning of period                               48,010           9,197
                                                                            ----------       ---------
 Cash and cash equivalents at end of period                                 $   43,078       $  13,308
                                                                            ==========       =========


      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                        CUMULATIVE
                                                                ADDITIONAL     COMMON                     OTHER          TOTAL
                                              COMMON STOCK        PAID-IN      STOCK      ACCUMULATED  COMPREHENSIVE  SHAREHOLDERS'
                                             SHARES    AMOUNT     CAPITAL   TO BE ISSUED   DEFICIT     INCOME (LOSS)     EQUITY
                                           ---------   ------   ---------   ------------  ----------- --------------- -------------
 Balance at December 31, 1998                 21,103     $  1   $  65,675    $   3,352    $  (10,532)     $   40         $  58,536
 Exercise of stock options                     1,163       --       2,050           --            --          --             2,050
 Tax benefit related to exercise
     of employee stock options                    --       --       4,415           --            --          --             4,415
 Issuance pursuant to business acquired          175       --       3,352       (3,352)           --          --                --
 Conversion of convertible debentures and
     preferred stock into common stock           599       --       7,658           --            --          --             7,658
 Foreign currency translation adjustment          --       --          --           --            --         (84)              (84)
 Net income for the six months ended
    June 30, 1999                                 --       --          --           --           361          --               361
                                             -------     ----   ---------    ---------    ----------      ------         ---------

 Balance at June 30, 1999                     23,040     $  1   $  83,150    $      --    $  (10,171)     $  (44)        $  72,936
                                             =======     ====   =========    =========    ===========     =======        =========

       See notes to unaudited condensed consolidated financial statements

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

These financial statements should be read in conjunction with Item 5 of this report and the Company's annual audited financial statements and the supplemental financial statements for the year ended December 31, 1998, which are included in the Annual Report on Form 10-K and Amendment No. 1 to the Company's Form 8-K.

Operating results for the three month period and six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999 or for other periods.

NOTE 2 - DESCRIPTION OF BUSINESS

The Company was incorporated in May 1990. Prior to 1995, the Company was known as The LAN Support Group, Inc. The Company develops, markets and supports a suite of systems and security management software products that manage the security and integrity of complex, distributed client/server networks operating on Microsoft Windows NT and Novell NetWare environments.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to outstanding shares of convertible preferred stock, convertible debentures and outstanding stock options and warrants to purchase common stock unless such inclusion would be anti-dilutive. For the quarter and six months ended June 30, 1999, incremental shares of 2,330 and 2,603, respectively, were used in the calculation of diluted earnings per common share.

NOTE 4 - SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments have original maturities of more than three months and a remaining maturity of less than one year. Long-term investments have original maturities of more than twelve months. These investments are stated at cost, which approximates market, as it is the intent of the Company to hold these securities until maturity.

NOTE 5 - RECENT ACQUISITIONS

In December of 1998, the Company committed to deliver 175 shares of its common stock in exchange for all of the outstanding equity interests of Curasoft, Inc. in a transaction accounted for as a purchase. In February of 1999, the Company issued 175 shares of common stock to satisfy this obligation.

On March 1, 1999, the Company merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests. Netect develops and markets corporate security solutions for Internet/Intranet networks. In connection with the merger, the Company issued 1,161 shares of common stock, based upon an exchange ratio of 0.400022101 shares of BindView common stock for each share of Netect common stock. As a result of this merger, all of the outstanding convertible preferred stock and convertible debentures of Netect were exchanged for the Company's common stock. Transaction costs of $1,533 and restructuring cost of $991 were incurred as a result of this merger. Accrued but unpaid transaction and restructuring expenses totaled $382 on June 30, 1999.

The detail of the transaction and restructuring expenses and the remaining provision for these expenses as of June 30, 1999, were as follows:

 ---------------------------- ----------------- ---------------------- --------------------------
 (in thousands)                 Transaction         Restructuring         Accrued Expenses at
                                  Expenses            Expenses               June 30, 1999
 ---------------------------- ----------------- ---------------------- --------------------------
 Investment banking                     $  590                 $   --                      $  --
 Accounting and legal                      565                     --                         --
 Transfer fees                             138                     --                         --
 Other transaction costs                   240                     --                         --
 Employee severance and                     --                    575                        133
      Related costs
 Israeli office closing                     --                    357                        190
 Other restructuring costs                  --                     59                         59

                              ----------------- ---------------------- --------------------------
 TOTAL                                 $ 1,533                 $  991                      $ 382
 ---------------------------- ----------------- ---------------------- --------------------------


The historical financial data included herein has been restated to reflect the merger with Netect by combining the historical results for the Company and Netect for all periods presented. There were no material transactions between BindView and Netect during the periods prior to the merger.

NOTE 6 - INCOME TAX

As of June 30, 1999, the Company's remaining net operating loss carryforwards for tax purposes approximate 8,800 in Israel and 2,900 for other foreign subsidiaries, which may be utilized to reduce future taxable income. These tax loss carryforwards will generally expire between 2003 and 2014. The Company's ability to utilize the net operating loss carryforwards related to its acquisitions may be subject to certain limitations. The valuation allowance for the related deferred tax asset approximates 3,800 and is primarily composed of Netect pre-acquisition tax loss carryforwards which management has determined are more likely than not to expire unused.

NOTE 7 - SEGMENT REPORTING

During 1999, the Company adopted Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Related Information". The Company currently operates in one segment as defined by this standard. The adoption of this standard did not have a material impact on disclosures with respect to the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in the "Risk Factors" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and those discussed herein under the heading "Cautionary Statements". The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes.

In connection with the merger with Netect on March 1, 1999, accounted for as a pooling of interests, the historical financial data included herein has been restated to reflect this merger.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of selected items in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to total revenues:

                                                      QUARTER                          SIX MONTHS
                                                  ENDED JUNE 30,                     ENDED JUNE 30,
                                              -----------------------            -----------------------
                                               1999             1998              1999             1998
                                              ------           ------            ------           ------
                                                           (PERCENT OF TOTAL NET REVENUES)
 Revenues:
      Licenses                                  71.7             77.8              71.0             76.7
      Services                                  28.3             22.2              29.0             23.3
                                              ------           ------            ------           ------
           Total revenues                      100.0            100.0             100.0            100.0
                                              ------           ------            ------           ------

 Cost of revenues:
      Cost of licenses                           2.3              3.2               2.2              3.3
      Cost of services                           3.4              2.8               3.5              3.2
                                              ------           ------            ------           ------
           Total cost of revenues                5.7              6.0               5.7              6.5
                                              ------           ------            ------           ------
 Gross profit                                   94.3             94.0              94.3             93.5
                                              ------           ------            ------           ------

 Costs and expenses:
      Sales and Marketing                       41.5             51.7              43.0             52.8
      Research and Development                  26.5             34.3              27.5             33.8
      General and Administrative                 9.9             11.6              10.3             13.3
      Transaction and Restructuring (1)          1.5               --               9.4               --
                                              ------           ------            ------           ------
 Operating income (loss)                        14.9             (3.6)              4.1             (6.4)
 Other income, net                               4.8              1.0               5.0              0.9
                                              ------           ------            ------           ------
 Income (loss) before income tax provision      19.7             (2.6)              9.1             (5.5)
 Provision for income tax                        6.9              4.2               7.8              3.3
                                              ------           ------            ------           ------
 Net income (loss)                              12.8             (6.8)              1.3             (8.8)
                                              ======           ======            ======           ======

Notes: (1) Represents $238 and $2,524 non-recurring, non-tax deductible charges related to costs associated with the Netect merger and restructuring for the quarter and six months ended June 30, 1999, respectively.

REVENUES

The Company's revenues are derived from the sale of software products and related services including subscription contracts. The Company's revenues increased $7.0 million or 88% in the second quarter of 1999 over the comparable quarter of the prior year and $13.1 million or 94% over the comparable six months of the prior year.

The Company's license revenues increased $4.6 million or 73% in the second quarter of 1999 over the comparable quarter of the prior year and $8.5 million or 80% over the comparable six months of the prior year. The increase in the Company's license revenues over these periods is a result of continued market acceptance of the BindView EMS product family and revenues generated from new product introductions. The results of the quarter may not be indicative of results for the full year. No assurances can be made that revenues will continue to increase at the rates reflected in quarter-to-quarter and year-to-year comparisons.

The Company's service revenues increased $2.5 million or 139% in the second quarter of 1999 over the comparable quarter of the prior year and $4.6 million or 142% over the comparable six months of the prior year. The increase in the Company's service revenues over these periods is a result of increase in purchases and renewals of subscription contracts by the Company's growing installed customer base. Because subscription contracts are recognized ratably over the contract term, this increase in these revenues as a percentage of total revenues results in greater deferred revenue recognition. Due to the costs associated with these services, this may negatively impact the Company's operating margins.

COST OF REVENUES

Cost of licenses includes product manuals, packaging, distribution and media costs for the Company's software products. The Company's cost of licenses increased $83,000 or 33% in the second quarter of 1999 over the comparable quarter of the prior year and $126,000 or 27% over the comparable six months of the prior year. The cost of licenses has increased primarily due to increases in product shipments. The Company believes these costs will remain relatively constant as a percentage of total revenue, although there will continue to be quarterly fluctuations due to the timing of certain expenses.

Cost of services includes personnel and other costs related to technical support and professional services. The Company's cost of services increased $288,000 or 127% in the second quarter of 1999 over the comparable quarter of the prior year and $514,000 or 117% over the comparable six months of the prior year. The cost of services has increased primarily due to increases in the cost of technical support staff providing support to the Company's growing customer base and increases in the cost of professional services staff providing customer training and implementation services.

COSTS AND EXPENSES

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. The Company's sales and marketing expenses increased $2.1 million or 51% in the second quarter of 1999 over the comparable quarter of the prior year and $4.3 million or 58% over the comparable six months of the prior year. The increase in the sales and marketing expenses is related to the hiring of additional personnel in connection with the building of the Company's sales force and the additional facilities and computer systems required by these additional personnel. Sales and marketing expenses decreased to 41.5% of revenues in the second quarter of 1999 compared to 51.7% of revenue in the corresponding period of 1998 and decreased to 43.0% of revenues from 52.8% of revenues for the six months ended June 30, 1999 and 1998, respectively. The decrease in sales and marketing expenses as a percentage of revenues is related to the reduction of duplicative marketing efforts associated with Netect over these periods, the start-up costs incurred with the launch of the Company's direct telesales organization in Germany and France during the first half of 1998 and the ongoing efforts of the Company to manage operating expenses. Due to the seasonal nature of revenues, the Company anticipates that for the remaining fiscal quarters of 1999, sales and marketing expenses will increase in absolute dollars as the Company continues to invest in marketing campaigns to drive sales growth and increase its expansion of domestic and international sales efforts.

Research and development expenses consist primarily of salaries and benefits for product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. The Company's research and development expenses increased $1.2 million or 45% in the second quarter of 1999 over the comparable quarter of the prior year and $2.7 million or 58% over the comparable six months of the prior year. The increase in the research and development expenses is related to increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. Research and development expenses decreased to 26.5% of revenues in the second quarter of 1999 compared to 34.3% in the corresponding period of 1998 and decreased to 27.5% of revenues from 33.8% of revenues for the six months ended June 30, 1999 and 1998, respectively. This decline in research and development expenses as a percentage of revenue is a result of certain product lines reaching a stage in their product life cycle requiring less research and development effort relative to the respective license revenue generated by these products and the Company's ongoing efforts to manage operating expenses. However, the Company believes that a significant research and development investment is essential for it to maintain and grow it's market position and continue to expand its product line. Accordingly, the Company anticipates it will continue to devote substantial resources to product research and development for the foreseeable future, and that research and development expenses will increase in absolute dollars for the remaining fiscal quarters of 1999.

General and administrative expenses consist primarily of salaries, personnel and related costs for the Company's executive, administrative, finance and information services staff. The Company's general and administrative expenses increased $561,000 or 61% in the second quarter of 1999 over the comparable quarter of the prior year and $928,000 or 51% over the comparable six months of the prior year. The increase in the general and administrative expenses is related to the increase in the allowance for doubtful accounts over this period and increased staffing, facilities costs and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses declined to 9.9% of revenues in the second quarter of 1999 compared to 11.6% in the corresponding period of 1998 and declined to 10.3% of revenues from 13.3% of revenues for the six months ended June 30, 1999 and 1998, respectively. This decline in general and administrative expenses as a percentage of revenue is a result of the reduction of duplicative staff associated with the Netect acquisition and the Company's ongoing efforts to manage operating expenses. The Company expects that for the remainder of 1999 general and administrative expenses will decline as a percentage of total revenue, but increase in absolute dollars.

TRANSACTION AND RESTRUCTURING EXPENSES

On March 1, 1999, the Company merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests. The Company incurred $238,000 in restructuring expenses in the second quarter of 1999 and $2.5 million in transaction and restructuring expenses for the six months ended June 30, 1999. Accrued but unpaid transaction and restructuring expenses totaled $382,000 on June 30, 1999. Transaction expenses related to this merger consist primarily of accounting, investment banking, legal and transaction related transfer fees. The Company incurred $1.5 million in transaction expenses. Restructuring expenses related to this merger consist primarily of employee severance and costs associated with the closing of Netect's Israeli operations. The Company incurred $1.0 million in restructuring expenses. The Company expects that it will not incur a significant amount of additional transaction or restructuring expenses related to this merger.

The detail of the transaction and restructuring expenses and the remaining provision for these expenses as of June 30, 1999, were as follows:


  --------------------------- ----------------- ---------------------- --------------------------
  (in thousands)                Transaction         Restructuring         Accrued Expenses at
                                  Expenses            Expenses               June 30, 1999
  --------------------------- ----------------- ---------------------- --------------------------
  Investment banking                    $  590                 $   --                     $   --
  Accounting and legal                     565                     --                         --
  Transfer fees                            138                     --                         --
  Other transaction costs                  240                     --                         --
  Employee severance and                    --                    575                        133
       Related costs
  Israeli office closing                    --                    357                        190
  Other restructuring costs                 --                     59                         59

                              ----------------- ---------------------- --------------------------
  TOTAL                                $ 1,533                 $  991                      $ 382
  --------------------------- ----------------- ---------------------- --------------------------

OTHER INCOME, NET

The Company had other income of $728,000 in the second quarter of 1999 compared to $81,000 in the corresponding period of 1998. This increase is primarily due to an increase in interest income related to higher cash, cash equivalents and investment balances as a result of the proceeds from Company's initial public offering in July 1998, secondary offering in December 1998 and positive cash flow from operating activities.

PROVISION FOR INCOME TAXES

The Company is currently generating a research and development credit for federal income tax purposes. As a result of this credit, the Company's effective tax rate for the second quarter of 1999 is 35%. If the Company is unable to receive this credit in subsequent quarters, the effective tax rate could rise to 39%.

During the first quarter of 1999, the Company did not recognize a tax benefit for certain losses generated by Netect due to limitations on the Company's ability to realize such benefits given the former structure of Netect and the Company's plans for Netect's future operations. These factors, and the non-deductibility of the transaction expenses incurred in connection with the company's merger with Netect have resulted in the Company's effective tax rate exceeding 35% for the first quarter and the six months ended June 30, 1999. The Company expects that its effective tax rate will stabilize near 35% for each of the remaining fiscal quarters of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $58.0 million at June 30, 1999 from $58.9 million at December 31, 1998. The Company's cash, cash equivalent, short-term and long-term investments balance increased to $61.7 million at June 30, 1999 from $58.2 million at December 31, 1998 due primarily to positive cash flow operating activities and proceeds from the exercise of stock options partially offset by the purchases of property and equipment.

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

Assessment. The Year 2000 Problem could affect computers, software and other equipment that we and our customers and suppliers use. Accordingly, we have reviewed our internal computer programs and systems to ensure that they will be Year 2000 compliant. We presently believe that our computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts is not expected to be material to our financial position or any year's results of operations, there can be no assurance to this effect.

Customers. Although the latest versions of BindView EMS are designed to be Year 2000 compliant, releases of BindView EMS before version 5.2a have not been tested for Year 2000 compliance and/or are not Year 2000 compliant. Customers of BindView EMS before version 5.2a under subscription contracts have been provided upgrades to versions of BindView EMS that are designed to be Year 2000 compliant. Customers that have not upgraded to Year 2000 compliant versions of BindView EMS will have to either i) enter into a subscription agreement with the Company and upgrade to a compliant version or ii) purchase the latest Year 2000 compliant version of BindView EMS. We believe that it is not possible to determine with complete accuracy that all Year 2000 Problems affecting our software products have been identified or corrected due to the complexity of our products and the fact that these products interact with other third party vendor products and operate on computer systems that are not under our control. Because of the Year 2000 Problem, we have and may continue to encounter potential customer sites that are unwilling to purchase any additional software for their computing environments until after the millennium. If a significant amount of our customers lock down their computing environments because of the Year 2000 Problem, this may have an adverse effect on the Company's revenues.

Internal Infrastructure. We believe that we have identified substantially all of the major computers, software applications and related equipment used in connection with our internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We commenced the process of modifying, upgrading and replacing the systems that have been identified as potentially being adversely affected and completed this process during the first quarter of 1999. The costs associated with upgrading and replacing these systems did not exceed $1.0 million and substantially all of these costs have been capitalized.

Systems Other Than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the Year 2000 Problem. We have recently replaced our primary telephone switch with equipment that provides additional capacity to meet the Company's growth needs and is believed to be Year 2000 compliant. We believe non-information technology equipment failures that could occur because of the Year 2000 Problem are not likely to have a material adverse effect on our business.

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

Contingency Plans. We have developed contingency plans as part of our efforts to identify and correct Year 2000 Problems affecting our internal systems. These plans include (i) accelerated replacement of affected equipment or software, (ii) short to medium-term use of backup equipment and software, (iii) increased work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise or to provide manual workarounds for information systems (iv) divert attention from other critical ongoing business initiatives and (v) and other similar approaches. If we are required to implement any of these contingency plans, such plans could have a material adverse effect on our business, financial condition or results of operations. However, based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business, financial condition or results of operations.

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

CAUTIONARY STATEMENTS

OUR QUARTERLY REVENUES, EXPENSES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. These fluctuations may be due to a number of factors, including:

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

OUR MARKETS ARE HIGHLY COMPETITIVE. We face competition from different sources. Currently, our products compete with products from the following organizations:

    - providers of security analysis and audit products, such as Axent Technologies, Inc. Security Dynamics Technologies, Inc., ISS Group, Inc. and Network Associates Inc.;
    - providers of stand-alone inventory and asset management products, such as Tally Systems Corp.;
    - providers of LAN desktop management suites, such as Intel Corporation, Hewlett-Packard Company and Microsoft Corporation;
    - providers of Year 2000 assessment products, such as Greenwich Mean Time--UTA, L.C.;
    - providers of event notification and response technology, such as Attention Software, Inc.; and
    - providers of Windows NT management and migration tools, such as Mission Critical Software, Entevo Corp. and FastLane Technologies Inc.
    - In addition, certain management features included in our products compete with the native tools from Novell, Inc. and third-party tools from certain vendors, such as Computer Associates, Inc. and other companies.

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

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT. Our success depends to a significant degree upon our software and other proprietary technology. The software industry has experienced widespread unauthorized reproduction of software products. We rely on a combination of trademark, trade secret, and copyright law and contractual restrictions to protect our technology. These legal protections provide only limited protection. However, as our products are more globally distributed, this associated with the unauthorized reproduction of software products could increase. The steps we have taken may deter competitors from misappropriating our proprietary information. However, we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. If we litigated to enforce our rights, litigation would be expensive, would divert management resources and may not be adequate to protect our business. We also could be subject to claims alleging infringement of third-party intellectual property rights. In addition, we may be required to indemnify our distribution partners and end-users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. As a result, claims against us could materially adversely affect our business.

RISKS ASSOCIATED WITH COMPLETED AND POTENTIAL ACQUISITIONS. We have made and may continue to make investments in complementary companies, technologies, services or products if we find appropriate opportunities. If we buy a company, we could have difficulty assimilating the personnel and operations of the acquired company. If we make other types of acquisitions, assimilating the technology, services or products into our operations could be difficult. Acquisitions can disrupt our ongoing business, distract management and other resources and make it difficult to maintain our standards, controls and procedures. We may not succeed in overcoming these risks or in any other problems we might encounter in connection with any future acquisitions. We may be required to incur debt or issue equity securities to pay for any future acquisitions. In addition, there can be no assurance that we will be able to successfully integrate our recent acquisitions of Curasoft and Netect or we will be able to integrate the products and technology we acquired into our sales model or product offerings.

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

YEAR 2000 RISKS. Background. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900 or some other default condition, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem". See Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

     10.1 -- Employment Agreement between BindView Development and Marc
              Caminetsky

     10.2 -- Employment Agreement  between BindView Development and Paul Cormier

     11   -- Statement Regarding Computation of Loss Per Common Share

     27   -- Financial Data Schedule


(b) Reports on Form 8-K:

     The Company filed a Form 8-K dated March 1, 1999 and Form 8-K/A dated May 7, 1999 to report its merger with Netect Ltd.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BINDVIEW DEVELOPMENT CORPORATION

                                    By:      /s/ ERIC J. PULASKI
                                       ----------------------------------------
                                                  Eric J. Pulaski
                                         President and Chief Executive Officer

July 28, 1999

                                    By:      /s/ SCOTT R. PLANTOWSKY
                                       ----------------------------------------
                                                 Scott R. Plantowsky
                                             Vice-President and Chief
                                               Financial Officer

July 28, 1999

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------
10.1   -- Employment Agreement between BindView Development and Marc Caminetsky

10.2   -- Employment Agreement between BindView Development and Paul Cormier

 11    -- Statement Regarding Computation of Earnings (Loss) Per Common Share

 27    -- Financial Data Schedule