Form 10-Q
period 1999-09-30
BINDVIEW DEVELOPMENT CORP
filed 1999-11-15
CIK 1061646

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock, no par value, outstanding as of September 30, 1999, was 23,126,603.

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                           ASSETS                                       SEPTEMBER 30,         DECEMBER 31,
                                                                      1999 (UNAUDITED)           1998
                                                                      ----------------        -----------
 Current assets:
      Cash and cash equivalents                                          $   41,239           $   48,010
      Short-term investments                                                 14,627               10,187
      Accounts receivable, net                                               11,205                5,711
      Deferred tax asset                                                      4,555                3,245
      Other current assets                                                      766                1,676
                                                                         ----------           ----------
           Total current assets                                              72,392               68,829
      Property and equipment, net                                             7,397                5,342
      Purchased software and related assets, net                              1,226                1,374
      Long-term investments                                                   7,303                   --
      Other assets                                                              467                  492
                                                                         ----------           ----------
                  Total assets                                           $   88,785           $   76,037
                                                                         ==========           ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                                   $    1,500           $    1,954
      Accrued liabilities                                                     1,854                1,903
      Accrued compensation                                                    1,766                  984
      Deferred revenue                                                        6,744                4,994
                                                                         ----------           ----------
           Total current liabilities                                         11,864                9,835
                                                                         ----------           ----------
 Long-term liabilities:
      Convertible debentures                                                     --                7,572
      Other long-term liabilities                                                --                   94
                                                                         ----------           ----------
           Total long-term liabilities                                           --                7,666
                                                                         ----------           ----------
 Shareholders' equity:
      Convertible preferred stock, $0.025 par value, 520 shares
          authorized, 0 and 7 shares issued and outstanding,
          respectively                                                           --                   --
      Common stock, no par value, 100,000 shares authorized,
          23,127 and 21,103 shares issued and outstanding,
          respectively                                                            1                    1
      Additional paid-in capital                                             84,204               65,675
      Common stock to be issued, 175 shares                                      --                3,352
      Accumulated deficit                                                    (7,263)             (10,532)
      Cumulative other comprehensive income                                     (21)                  40
                                                                         ----------           ----------
            Total shareholders' equity                                       76,921               58,536
                                                                         ----------           ----------
                  Total liabilities and shareholders' equity             $   88,785           $   76,037
                                                                         ==========           ==========

       See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       QUARTER                     NINE MONTHS
                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                              -------------------------     --------------------------
                                                 1999           1998           1999            1998
                                              ----------     ----------     ----------      ----------
Revenues:
   Licenses                                   $   13,353     $    7,984     $   32,443      $   18,587
   Services                                        4,856          2,136         12,670           5,366
                                              ----------     ----------     ----------      ----------
      Total revenues                              18,209         10,120         45,113          23,953
                                              ----------     ----------     ----------      ----------

Cost of revenues:
   Cost of licenses                                  406            329            994             791
   Cost of services                                  573            281          1,528             722
                                              ----------     ----------     ----------      ----------
      Total cost of revenues                         979            610          2,522           1,513
                                              ----------     ----------     ----------      ----------
Gross profit                                      17,230          9,510         42,591          22,440
                                              ----------     ----------     ----------      ----------
Costs and expenses:
   Sales and Marketing                             7,321          4,994         18,885          12,300
   Research and Development                        4,517          2,658         11,917           7,333
   General and Administrative                      1,589          1,079          4,352           2,914
   Transaction and Restructuring                      --             --          2,524              --
                                              ----------     ----------     ----------      ----------
Operating income (loss)                            3,803            779          4,913            (107)
Other income, net                                    825            202          2,170             330
                                              ----------     ----------     ----------      ----------
Income before income tax provision                 4,628            981          7,083             223
Provision for income tax                           1,720            822          3,814           1,276
                                              ----------     ----------     ----------      ----------
Net income (loss)                                  2,908            159          3,269          (1,053)
Other comprehensive income, net of tax:
   Income/(loss) from foreign currency
   translation                                        23              3            (61)           (137)
                                              ----------     ----------     ----------      ----------
  Comprehensive income (loss)                 $    2,931     $      162     $    3,208      $   (1,190)
                                              ==========     ==========     ==========      ==========
Earnings (loss) per common share:
   Basic                                      $     0.13     $     0.01     $     0.15      $    (0.09)
   Diluted                                    $     0.12     $     0.01     $     0.13      $    (0.09)

Shares used in computing earnings
   per common share:
   Basic                                          23,089         18,372         22,442          12,051
   Diluted                                        25,225         23,422         24,881          12,051

       See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          --------------------------
                                                                             1999            1998
                                                                          ----------      ----------
Cash flows from operating activities:
     Net income (loss)                                                    $    3,269      $   (1,053)
     Adjustments  to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization expense                                2,076             750
          Loss on disposition of property and equipment                          197              --
          Increase in provision for bad debts                                    370              --
          Deferred income taxes                                                3,867            (789)
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable                     (5,864)          1,112
               Decrease (increase) in other assets                               910            (660)
               Increase (decrease) in accounts payable                          (454)            951
               Increase in accrued liabilities                                   819             341
               Increase in deferred revenues                                   1,750           2,328
                                                                          ----------      ----------
                    Net cash provided by operating activities                  6,940           2,980
                                                                          ----------      ----------

Cash flows from investing activities:
     Purchase of property and equipment                                       (4,180)         (3,200)
     Purchase of investments                                                 (61,822)             --
     Proceeds from investment maturities                                      50,079              --
     Other                                                                       (94)             63
                                                                          ----------      ----------
                    Net cash used by investing activities                    (16,017)         (3,137)
                                                                          ----------      ----------


Cash flows from financing activities:
     Proceeds from issuance of convertible debentures                             --           3,923
           and long-term debt
     Proceeds from initial public offering                                        --          30,025
     Interest accrued on convertible debentures                                   --             467
     Proceeds from exercise of stock options and warrants                      2,342           7,933
                                                                          ----------      ----------
                    Net cash provided by financing activities                  2,342          42,348

     Effect of exchange rate changes on cash                                     (36)            (70)
                                                                          ----------      ----------
Net increase (decrease) in cash and cash equivalents                          (6,771)         42,121
Cash and cash equivalents at beginning of period                              48,010           9,113
                                                                          ----------      ----------
Cash and cash equivalents at end of period                                $   41,239      $   51,234
                                                                          ==========      ==========


       See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                         CUMULATIVE
                                                COMMON STOCK       ADDITIONAL   COMMON                      OTHER         TOTAL
                                            --------------------     PAID-IN    STOCK TO   ACCUMULATED  COMPREHENSIVE  SHAREHOLDERS'
                                             SHARES      AMOUNT      CAPITAL   BE ISSUED     DEFICIT    INCOME (LOSS)     EQUITY
                                            --------    --------   ----------  ---------   -----------  -------------  ------------
Balance at December 31, 1998                  21,103    $      1    $ 65,675    $  3,352     $(10,532)    $     40       $ 58,536
Exercise of stock options                      1,250          --       2,342          --           --           --          2,342
Tax benefit related to exercise
    of employee stock options                     --          --       5,177          --           --           --          5,177
Issuance pursuant to business acquired           175          --       3,352      (3,352)          --           --             --
Conversion of convertible debentures and
    preferred stock into common stock            599          --       7,658          --           --           --          7,658
Foreign currency translation adjustment           --          --          --          --           --          (61)           (61)
Net income for the nine months ended
   September 30, 1999                             --          --          --          --        3,269           --          3,269
                                            --------    --------    --------    --------     --------     --------       --------

Balance at September 30, 1999                 23,127    $      1    $ 84,204    $     --     $ (7,263)    $    (21)      $ 76,921
                                            ========    ========    ========    ========     ========     ========       ========

       See notes to unaudited condensed consolidated financial statements

                        BINDVIEW DEVELOPMENT CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Operating results for the three month period and nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999 or for other periods.

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to outstanding shares of convertible preferred stock, convertible debentures and outstanding stock options and warrants to purchase common stock unless such inclusion would be anti-dilutive. Incremental shares of 5,050 and 2,136 in the third quarter of 1998 and 1999, respectively, and incremental shares of 2,439 in the nine months ended September 30, 1999 were used in the calculation of diluted earnings per common share. In the third quarter of 1998 and 1999, options to acquire 200 and 251 shares of common stock at a weighted average exercise price of $25.11 and $24.87, respectively, were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares for the period. For the nine months ended September 30, 1998 and 1999, options to acquire 1 and 159 shares of common stock at a weighted average exercise price of $15.61 and $25.11, respectively, were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares for the period.


NOTE 4 - SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments have original maturities of more than three months and a remaining maturity of less than one year. Long-term investments have original maturities of more than twelve months. These investments are stated at cost, which approximates market, as it is the intent of the Company to hold these securities until maturity.

NOTE 5 - RECENT ACQUISITIONS/TRANSACTION AND RESTRUCTURING EXPENSES

In December of 1998, the Company committed to deliver 175 shares of its common stock in exchange for all of the outstanding equity interests of Curasoft, Inc. in a transaction accounted for as a purchase. In February of 1999, the

Company issued 175 shares of common stock to satisfy this obligation.

On March 1, 1999, the Company merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests. Netect develops and markets corporate security solutions for Internet/Intranet networks. In connection with the merger, the Company issued 1,161 shares of common stock, based upon an exchange ratio of 0.400022101 shares of BindView common stock for each share of Netect common stock. As a result of this merger, all of the outstanding convertible preferred stock and convertible debentures of Netect were exchanged for the Company's common stock. Transaction costs of $1,533 and restructuring cost of $991 were incurred as a result of this merger. Accrued but unpaid transaction and restructuring expenses totaled $98 on September 30, 1999.

At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. The transaction costs related to the acquisition include investment banking fees of $590, accounting and legal expenses of $565, transfer fees of $138, and other miscellaneous transaction expenses of $240. At September 30, 1999 there were no remaining unpaid transaction costs on the Company's Balance Sheet. The Company has completed most of the actions related to the restructuring plans. The Company believes the remaining reserve is sufficient to complete the remaining actions under the plan.

The accrued restructuring expenses and amounts charged against the provision as of September 30, 1999, were as follows:


  (in thousands)                   Beginning         Cash                        Accrued Expenses at
                                    Accrual       Expenditures    Adjustment    September 30, 1999
                                  ------------    ------------    ----------    -------------------
Restructuring Expenses

Employee severance and
     Related costs                         575            (477)             --                     98
Israeli office closing                     119            (357)            238                     --
Other restructuring costs                   59             (59)             --                     --
                                  ------------    ------------    ------------    -------------------
TOTAL                             $        753    $       (893)   $        238    $                98
                                  ============    ============    ============    ===================


The historical financial data included herein has been restated to reflect the merger with Netect by combining the historical results for the Company and Netect for all periods presented. There were no material transactions between BindView and Netect during the periods prior to the merger.

NOTE 6 - INCOME TAX

For the third quarter of 1999, the Company recorded a tax provision on the income from operations. The effective tax rate increased in the third quarter from the second quarter due to the expiration of a research and development credit that the Company had been generating. As the U.S. Congress did not extent this credit, it expired on June 30, 1999. The amounts previously reported by the Company for the three months ended September 30, 1999 in its earnings release on October 21, 1999 and as disclosed in this Form 10-Q are based on current tax laws and exclude any benefit of this tax credit. If Congress retroactively reinstates this credit from July 1, 1999, the Company will include the effect of this retroactive change in its annual and fourth quarter 1999 income statement. If the research and development tax credit is not retroactively reinstated, the effective tax rate of the Company for future periods will increase.

As of September 30, 1999, the Company's remaining net operating loss carryforwards for tax purposes approximate

$8,800 in Israel and $3,050 for other foreign subsidiaries, which may be utilized to reduce future taxable income. These tax loss carryforwards will generally expire between 2003 and 2014. The Company's ability to utilize the net operating loss carryforwards related to its acquisitions may be subject to certain limitations. The valuation allowance for the related deferred tax asset approximates $3,800 and is primarily composed of Netect pre-acquisition tax loss carryforwards which management has determined are more likely than not to expire unused.

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

The merger with Netect on March 1, 1999, has been accounted for as a pooling of interests. The historical financial data included herein has been restated to reflect this merger.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of selected items in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to total revenues:

                                                QUARTER               NINE MONTHS
                                           ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
                                                (PERCENT OF TOTAL NET REVENUES)
Revenues:
     Licenses                                 73.3        78.9        71.9        77.6
     Services                                 26.7        21.1        28.1        22.4
                                          --------    --------    --------    --------
          Total revenues                     100.0       100.0       100.0       100.0
                                          --------    --------    --------    --------

Cost of revenues:
     Cost of licenses                          2.2         3.2         2.2         3.3
     Cost of services                          3.2         2.8         3.4         3.0
                                          --------    --------    --------    --------
          Total cost of revenues               5.4         6.0         5.6         6.3
                                          --------    --------    --------    --------
Gross profit                                  94.6        94.0        94.4        93.7
                                          --------    --------    --------    --------

Costs and expenses:
     Sales and Marketing                      40.2        49.3        41.9        51.4
     Research and Development                 24.8        26.3        26.4        30.5
     General and Administrative                8.7        10.7         9.6        12.2
     Transaction and Restructuring (1)          --          --         5.6          --
                                          --------    --------    --------    --------
Operating income (loss)                       20.9         7.7        10.9        (0.4)
Other income, net                              4.5         2.0         4.8         1.3
                                          --------    --------    --------    --------
Income before income tax provision            25.4         9.7        15.7         0.9
Provision for income tax                       9.4         8.1         8.5         5.3
                                          --------    --------    --------    --------
Net income (loss)                             16.0         1.6         7.2        (4.4)
                                          ========    ========    ========    ========

(1) Represents a $2,524 non-recurring, non-tax deductible charge related to costs associated with the Netect merger and restructuring for the nine months ended September 30, 1999.

REVENUES

The Company's revenues are derived from the sale of software products and related services including subscription contracts. The Company's revenues increased $8.1 million or 80% in the third quarter of 1999 over the comparable quarter of the prior year and $21.2 million or 88% over the comparable nine months of the prior year.

The Company's license revenues increased $5.4 million or 67% in the third quarter of 1999 over the comparable quarter of the prior year and $13.9 million or 75% over the comparable nine months of the prior year. The increase in the Company's license revenues over these periods is a result of continued market acceptance of the BindView EMS product family and revenues generated from new product introductions. The results of the quarter may not be indicative of results for the full year. No assurances can be made that revenues will continue to increase at the rates reflected in quarter-to-quarter and year-to-year comparisons.

The Company's service revenues increased $2.7 million or 127% in the third quarter of 1999 over the comparable quarter of the prior year and $7.3 million or 136% over the comparable nine months of the prior year. The increase in the Company's service revenues over these periods is a result of an increase in purchases and renewals of subscription contracts by the Company's growing installed customer base. Because revenues from subscription contracts are recognized ratably over the contract term, this increase in these revenues as a percentage of total revenues results in greater deferred revenue recognition. The costs associated with these services, are recognized as they are incurred. This may negatively impact the Company's operating margins during periods in which the Company incurs infrastructure ramp-up costs in response to increases in purchases and renewals of subscription contacts.

COST OF REVENUES

Cost of licenses includes product manuals, packaging, distribution and media costs for the Company's software products. The Company's cost of licenses increased $77,000 or 23% in the third quarter of 1999 over the comparable quarter of the prior year and $203,000 or 26% over the comparable nine months of the prior year. The cost of licenses has increased primarily due to increases in product shipments. The Company believes these costs will remain relatively constant as a percentage of total revenue, although there will continue to be quarterly fluctuations due to the timing of certain expenses.

Cost of services includes personnel and other costs related to technical support and professional services. The Company's cost of services increased $292,000 or 104% in the third quarter of 1999 over the comparable quarter of the prior year and $806,000 or 112% over the comparable nine months of the prior year. The cost of services has increased primarily due to increases in the cost of technical support staff providing support to the Company's growing customer base and increases in the cost of professional services staff providing customer training and implementation services.

COSTS AND EXPENSES

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. The Company's sales and marketing expenses increased $2.3 million or 47% in the third quarter of 1999 over the comparable quarter of the prior year and $6.6 million or 54% over the comparable nine months of the prior year. The increase in the sales and marketing expenses is related to the hiring of additional personnel in connection with the building of the Company's sales force and the additional facilities and computer systems required by these additional personnel. Sales and marketing expenses decreased to 40.2% of revenues in the third quarter of 1999 compared to 49.3% of revenue in the corresponding period of 1998 and decreased to 41.9% of revenues from 51.4% of revenues for the nine months ended September 30, 1999 and 1998, respectively. The decrease in sales and marketing expenses as a percentage of revenues is related to the reduction of duplicative marketing efforts associated with Netect over these periods, the start-up costs incurred with the launch of the Company's direct telesales organization in Germany and France in 1998 and the ongoing efforts of the Company to manage operating expenses. Due to the seasonal nature of revenues, the Company anticipates that for the fourth quarter of 1999, sales and marketing expenses will increase in absolute dollars as the Company continues to invest in marketing campaigns to drive sales growth and increase its expansion of domestic and international sales efforts.

Research and development expenses consist primarily of salaries and benefits for product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. The Company's research and development expenses increased $1.9 million or 70% in the third quarter of 1999 over the comparable quarter of the prior year and $4.6 million or 63% over the comparable nine months of the prior year. The increase in the research and development expenses is related to increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. Research and development expenses decreased to 24.8% of revenues in the third quarter of 1999 compared to 26.3% in the corresponding period of 1998 and decreased to 26.4% of revenues from 30.5% of revenues for the nine months ended September 30, 1999 and 1998, respectively. This decline in research and development expenses as a percentage of revenue is a result of certain product lines reaching a stage in their product life cycle requiring less research and development effort relative to the respective license revenue generated by these products and the Company's ongoing efforts to manage operating expenses. However, the Company believes that a significant research and development investment is essential for it to maintain and grow its market position and continue to expand its product line. Accordingly, the Company anticipates it will continue to devote substantial resources to product research and development for the foreseeable future, and that research and development expenses will increase in absolute dollars for the fourth quarter of 1999.

General and administrative expenses consist primarily of salaries, personnel and related costs for the Company's executive, administrative, finance and information services staff. The Company's general and administrative expenses increased $510,000 or 47% in the third quarter of 1999 over the comparable quarter of the prior year and $1.4 million or 49% over the comparable nine months of the prior year. The increase in the general and administrative expenses is related to the increase in the allowance for doubtful accounts over this period and increased staffing, facilities costs and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses declined to 8.7% of revenues in the third quarter of 1999 compared to 10.7% in the corresponding period of 1998 and declined to 9.6% of revenues from 12.2% of revenues for the nine months ended September 30, 1999 and 1998, respectively. This decline in general and administrative expenses as a percentage of revenue is a result of the reduction of duplicative staff associated with the Netect acquisition and the Company's ongoing efforts to manage operating expenses combined with the Company's revenue growth. The Company expects that for the fourth quarter of 1999 general and administrative expenses will decline as a percentage of total revenue, but increase in absolute dollars.

TRANSACTION AND RESTRUCTURING EXPENSES

On March 1, 1999, the Company merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests.

At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. The transaction costs related to the acquisition include investment banking fees of $590,000, accounting and legal expenses of $565,000, transfer fees of $138,000, and other miscellaneous transaction expenses of $240,000. At September 30, 1999 there were no remaining unpaid transaction costs on the Company's Balance Sheet. The Company has completed most of the actions related to the restructuring plans. The Company believes the remaining reserve is sufficient to complete the remaining actions under the plan.

The accrued restructuring expenses and amounts charged against the provision as of September 30, 1999, were as follows:


  (in thousands)                   Beginning         Cash                        Accrued Expenses at
                                    Accrual       Expenditures    Adjustment    September 30, 1999
                                  ------------    ------------    ----------    -------------------
Restructuring Expenses
Employee severance and
     Related costs                         575            (477)             --                     98
Israeli office closing                     119            (357)            238                     --
Other restructuring costs                   59             (59)             --                     --
                                  ------------    ------------    ------------    -------------------
TOTAL                             $        753    $       (893)   $        238    $                98
                                  ============    ============    ============    ===================


The historical financial data included herein has been restated to reflect the merger with Netect by combining the historical results for the Company and Netect for all periods presented. There were no material transactions between BindView and Netect during the periods prior to the merger.

OTHER INCOME, NET

The Company had other income of $825,000 in the third quarter of 1999 compared to $202,000 in the corresponding period of 1998. This increase is primarily due to an increase in interest income related to higher cash, cash equivalents and investment balances as a result of the proceeds from Company's initial public offering in July 1998, secondary offering in December 1998 and positive cash flow from operating activities.

PROVISION FOR INCOME TAXES

The research and development credit for federal income tax purposes that the Company was previously generating expired on June 30, 1999. As a result of the expiration of this credit, the Company's effective tax rate for the third quarter of 1999 increased to 37%.

During the first quarter of 1999, the Company did not recognize a tax benefit for certain losses generated by Netect because the Company's ability to realize such benefits was limited by the former structure of Netect and by the Company's plans for Netect's future operations. Also, the U.S. Congress allowed a certain research and development federal income tax credit provision to expire on June 30, 1999, which the Company otherwise would have been able to use. These factors, along with the non-deductibility nature of the transaction expenses incurred in connection with the company's merger with Netect, have resulted in the Company's effective tax rate exceeding 37% for the first quarter and the nine months ended September 30, 1999. Although there can be no assurance that Congress will retroactively reinstate this credit, if congress retroactively reinstates the research and development credit, the Company expects that its effective tax rate should stabilize near 37% for the remainder of 1999 and for the fiscal quarters of 2000. If this credit is not retroactively reinstated, or if the Company is unable to receive this credit in subsequent quarters, the effective tax rate could rise beyond 39%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $60.5 million at September 30, 1999 from $59.0 million at December 31, 1998. The Company's cash, cash equivalent, short-term and long-term investments balance increased to $63.2 million at September 30, 1999 from $58.2 million at December 31, 1998 due primarily to positive cash flow operating activities and proceeds from the exercise of stock options partially offset by the purchases of property and equipment.

The Company believes that the net proceeds of its initial and secondary offerings completed in 1998, together with existing cash, cash equivalents, short-term investments and cash flow from operations will be sufficient to meet its normal working capital requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing would not be dilutive.

The Company currently intends to use the net proceeds of its initial and secondary public offerings for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business, as well as for possible acquisitions of businesses, products and technologies that are complementary to those of the Company. There can be no assurance that the Company will be able to identify any acquisitions of businesses, products or technology that are complimentary to those of the Company or are on terms that are acceptable to the Company. Possible acquisitions of businesses, products and technologies could require the use of substantial amounts of capital, some of which might require the issuance of additional equity or debt securities. Pending such uses, the net proceeds will continue to be invested in government securities and other short-term, investment-grade, interest-bearing instruments.

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

Assessment. The Year 2000 Problem could affect computers, software and other equipment that we and our customers and suppliers use. Accordingly, we have reviewed our internal computer programs and systems to ensure that they will be Year 2000 compliant. We presently believe that our computer systems are Year 2000 compliant or will compliant in the fourth quarter of 1999. However, while the estimated cost of these efforts is not expected to be material to our financial position or any year's results of operations, there can be no assurance to this effect.

Customers. Although the latest versions of BindView EMS/NOSadmin software are designed to be Year 2000 compliant, releases of this software before version 5.2a have not been tested for Year 2000 compliance and/or are not Year 2000 compliant. Customers of BindView EMS/NOSadmin software before version 5.2a under subscription contracts have been provided upgrades to versions of this software that are designed to be Year 2000 compliant. Customers that have not upgraded to Year 2000 compliant versions of BindView EMS/NOSadmin software will have to either i) enter into a subscription agreement with the Company and upgrade to a compliant version or ii) purchase the latest Year 2000 compliant version of BindView EMS/NOSadmin software. We believe that it is not possible to determine with complete accuracy that all Year 2000 Problems affecting our software products have been identified or corrected due to the complexity of our products and the fact that these products interact with other third party vendor products and operate on computer systems that are not under our control. Because of the Year 2000 Problem, we have and may continue to encounter potential customer sites that are unwilling to purchase any additional software for their computing environments until after the millennium. If a significant amount of our customers lock down their computing environments because of the Year 2000 Problem, this may have an adverse effect on the Company's revenues and operating results.

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

Should these possibilities actually occur, we could experience operating expense levels higher than currently budgeted or reductions in our expected growth rates.

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

WE HAVE A LIMITED OPERATING HISTORY. Although BindView was founded in 1990, we have derived substantially all of our revenues since 1995 from sales of BindView NCS software, replaced in 1996 by BindView EMS/NOSadmin software. We therefore have a limited operating history based on our primary products. An investor in our Company must consider the risks and uncertainties frequently encountered by software companies in the early stages of development, particularly those faced by companies in the highly competitive and rapidly evolving systems management software market. To compete in this market, we believe that we must devote substantial resources to expanding our sales and marketing organization and to continue product development. As a result, we will need to recognize significant quarterly revenues to remain profitable. Our revenues have increased in recent years, and revenues for recent quarters have exceeded revenues for the same quarter for the prior year. However, we cannot be certain that we can sustain these growth rates or that we will remain profitable on a quarterly or annual basis in the future.

OUR MARKETS ARE HIGHLY COMPETITIVE. We face competition from different sources. Currently, our products compete with products from the following organizations:

     - providers of security analysis and audit products, such as Axent Technologies, Inc. Security Dynamics Technologies, Inc., ISS Group, Inc. and Network Associates Inc.;
     - providers of stand-alone inventory and asset management products, such as Tally Systems Corp.;
     - providers of LAN desktop management suites, such as Intel Corporation, Hewlett-Packard Company and Microsoft Corporation;
     - providers of Year 2000 assessment products, such as Greenwich Mean Time--UTA, L.C.;
     - providers of event notification and response technology, such as Attention Software, Inc.; and
     - providers of Windows NT management and migration tools, such as Mission Critical Software, Entevo Corp. and FastLane Technologies Inc.
     - In addition, certain management features included in our products compete with the native tools from Novell, Inc. and third-party tools from certain vendors, such as Computer Associates, Inc. and other companies.
     - providers of enterprise resource planning application add-ons for SAP security administration and vulnerability assessment, such as BMC Software, Insite Objects, Inc. and Envive Corp.
     - providers of network security scanning technology, such as Network Associates, ISS Group, Inc. and Axent Technologies.

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

To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products, services and sales channels. In addition, we have and may continue to bundled and offer discounts to our customers. Bundling or discounting our products may result in reduced operating margins, reduced profitability and increase the complexity of revenue recognition. Any pricing pressures, reduced margins or loss of market share resulting from our failure to compete effectively could materially adversely affect our business.

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

WE ARE DEPENDENT UPON CONTINUED GROWTH OF THE MARKET FOR WINDOWS NT AND NOVELL NETWARE OPERATING SYSTEMS. We depend upon the success of Microsoft's Windows NT and Novell's NetWare operating systems. In particular, market acceptance of our products depends on the increasing complexity of these operating systems and the lack of effective tools to simplify system administration and security management for these environments. Although demand for Windows NT and NetWare operating systems has grown in recent years, we cannot be certain that it will continue to grow. If the market does continue to grow, we cannot be certain that the market for our products will continue to develop or that our products will be widely accepted. If the markets for our products fail to develop or develop more slowly than we anticipate, our business could be materially adversely affected.

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

PRODUCT CONCENTRATION. Majority of our revenues are from the sale of our NOSadmin and NETinventory products. We anticipate that these products along with products additions as a result of the Curasoft and Netect acquisitions will account for majority all of our revenues for the foreseeable future. Our future operating results will depend on continued market acceptance of NOSadmin and NETinventory, introduction of new products from the Curasoft and Netect acquisitions, enhancements to these products and the continued development of additional snap-in modules for our Enterprise Console product. Competition, technological change or other factors could reduce demand for, or market acceptance of any or all of our products and could substantially damage our business. Although we currently plan to broaden our product line, we cannot be certain that we will be able to reduce our product concentration or that we will be able to generate material revenues from products acquired as a result of the Curasoft and Netect acquisitions.

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

As a result, we cannot predict the timing and amount of specific sales. Our inability to complete one or more enterprise-wide sales in a particular quarter or calendar year could materially adversely affect our business and could cause our operating results to vary significantly from quarter to quarter. For more information, see "--Our Quarterly Financial Results are Subject to Significant Fluctuations".

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

RISK OF PRODUCT LIABILITY CLAIMS. Because our product design provides important network management services, we may receive significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

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

    10.1 - BindView Development Corporation Omnibus Incentive Plan

    11   - Statement Regarding Computation of Loss Per Common Share

    27   - Financial Data Schedule


(b) Reports on Form 8-K:

    The Company did not file any Current Reports on Form 8-K during the quarterly period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    BINDVIEW DEVELOPMENT CORPORATION

                                        By:       /s/ ERIC J. PULASKI
                                           -------------------------------------
                                                     Eric J. Pulaski
                                           President and Chief Executive Officer

November 12, 1999

                                        By:     /s/ SCOTT R. PLANTOWSKY
                                           -------------------------------------
                                                   Scott R. Plantowsky
                                                Vice-President and Chief
                                                    Financial Officer

November 12, 1999

                                INDEX TO EXHIBITS

  EXHIBIT
     NO.                        DESCRIPTION
  -------                       -----------
    10.1      -- BindView Development Corporation Omnibus Incentive Plan

     11       -- Statement Regarding Computation of Earnings (Loss) Per Common Share

     27       -- Financial Data Schedule