Form 10-K
period 1999-12-31
BINDVIEW DEVELOPMENT CORP
filed 2000-03-30
CIK 1061646

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-24677

                        BINDVIEW DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                   TEXAS                                            76-0306721
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)

  5151 SAN FELIPE, 21ST FLOOR, HOUSTON, TX                            77056
  (Address of principal executive offices)                          (Zip code)

                                 (713) 561-3000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                                              NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                                ON WHICH REGISTERED
            -------------------                               ---------------------
    Common Stock, no par value per share                      NASDAQ National Market

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 2000 (assuming all officers and directors are affiliates and based on the last sale price on the NASDAQ Stock Exchange as of such date) was approximately $1,250,000,000.

     The number of shares of the registrant's common stock, no par value per share, outstanding as of February 29, 2000 was 51,294,088.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     BindView develops, markets and supports a suite of IT Risk Management solutions that manage the safety, integrity and availability of complex networks operating on Microsoft Windows NT and Novell NetWare environments. BindView solutions reduce the overall risk and Total Cost of Ownership of an enterprise's business and e-business infrastructure. Our primary product line, the BindView EMS software, provides software solutions for systems administration, security management and enterprise inventory of local area network ("LAN") assets. The BindView EMS software can be used by network administrators, security auditors and other information technology ("IT") personnel to proactively identify, diagnose and, in many cases, fix a wide range of systems management problems, allowing organizations to reduce the Total Cost of Ownership of enterprise computing before it negatively impacts the business or e-business infrastructure. As a result of the acquisition of Entevo Corporation in February 2000, BindView enhances its offering by providing a complete administration suite for managing multiple Network Operating Systems (NOS) and Enterprise Directories that form the backbone of the evolving e-business infrastructure.

THE BINDVIEW SOLUTION

     BindView EMS can be used proactively to diagnose, and in many cases fix, a wide range of specific problems occurring in Windows NT and NetWare environments. In addition, BindView EMS is built to scale with networks as they grow enterprise-wide. BindView EMS provides customers with products that are both easy to use and easy to deploy enterprise-wide.

PROACTIVE, QUERY-BASED SYSTEMS MANAGEMENT

     We offer a query-based approach to systems management for Windows NT and NetWare environments. The query-based approach provides systems administrators, security auditors and other IT professionals with a simple, graphical user interface ("GUI") for asking questions, or "queries," about the configuration and security of the network operating system ("NOS") environment. This approach provides a framework for proactive management of the NOS environment. Rather than waiting for an event or alarm to occur, the systems administrator can locate, and in many cases fix, issues with the configuration and security of the network before they turn into problems. For IT organizations with existing event management systems, we provide a diagnostic tool to help find the root cause of a NOS-related problem when an alarm is triggered. The query-based approach can perform diagnostic and reporting tasks in a matter of minutes that previously might have taken hours or even days to complete. In addition, the modular architecture of this query-based technology facilitates the development of new add-on products. We believe this provides us with a competitive advantage in the development of future applications. The ease and proactive nature of BindView solutions are critical for many e-business and e-commerce companies where security issues are paramount.

COMPREHENSIVE IN SCOPE

     BindView EMS addresses a wide range of system administration and security issues, including file server management, user and group administration, disk space management and management of directory services. All of the critical configuration parameters and security settings of Windows NT and NetWare network operating systems are made available through the simple user interface of BindView EMS. As a result, BindView EMS empowers a broader group of IT personnel, rather than just a limited number of IT experts, to solve problems quickly by providing a way to automate the labor-intensive tasks necessary to ensure the integrity and security of enterprise servers, applications and users.

ARCHITECTED TO SCALE

     BindView EMS has been designed to manage both workgroup LANs as well as enterprise-wide networks that are frequently geographically dispersed. Customers often purchase BindView EMS to manage one or two workgroups and then over time purchase more products to manage their LANs as they grow to enterprise-wide, distributed networks. BindView EMS is used routinely to manage networks ranging from tens to tens of thousands of users. A Fortune 25 consumer goods company, for example, uses BindView EMS to manage over 70,000 users on its global NetWare-based network.

NATIVE TO EACH ENVIRONMENT

     Each of our products for managing Windows NT and NetWare operating systems has an agent architecture designed to match its particular environment and to exploit the unique features of each platform. The object-oriented architecture of our products separates the user interface from the back-end data gathering modules. This approach allows us to build each of these modules to be native to the specific platform it supports. Our products are not programmed with a "least common denominator" approach across heterogeneous platforms. We believe this enables us to build "best-of-breed" products for managing and exploiting each operating environment.

EASY TO DEPLOY, MAINTAIN AND USE

     Our products are built to be both easy to install and easy to use. In addition to being easy to install on a single server or workstation, our products can be rapidly deployed enterprise-wide. Our systems administration and security products can typically be deployed enterprise-wide in a matter of days, and our enterprise inventory product can typically be deployed enterprise-wide in a matter of weeks. Our products are also designed to be easy to upgrade and maintain on an ongoing basis following initial deployment. As a result, customers can rapidly implement and utilize our products with minimal training, thereby reducing their total cost of ownership without overburdening the customer's IT personnel.

STRATEGY

     Our objective is to be the leading provider of IT RISK Management software for enterprise networks. Key elements of our strategy to achieve these objectives include:

          Enhance Leadership Position in Security Assessment Software. We believe we are currently a leading vendor for Windows NT and NetWare-based security assessment software, both in product sales and technology leadership. We will continue our research and development efforts to maintain our technology leadership in comprehensive security assessments of Windows NT and NetWare networks.

          Enhance Systems Management Capabilities. We intend to add new capabilities to our modules for managing Windows NT and NetWare-based networks. These capabilities include new user interface components and analysis tools for presenting information to BindView EMS users in more meaningful ways and new features for managing the performance and availability of network components. We also intend to continue to make enhancements allowing customers to proactively fix more problems through the "ActiveAdmin" features of BindView EMS and additional features specific to NOSadmin for Windows NT.

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

          Expand Direct Telesales Model. We believe our direct telesales strategy enables us to maintain a low cost sales model and to effectively track and meet the needs of our customers. We intend to continue to expand our direct telesales force, both in the United States and internationally. We also believe we can continue to increase our success rate in achieving strategic, enterprise-level sales by selling to higher levels of management of major enterprises.

          Leverage Existing Customer Base. Our products have been sold to over 4,000 customers worldwide, including over 70% of the Fortune 100. Although we have already sold BindView EMS into some of these companies for deployment enterprise-wide, many of these organizations have used BindView EMS only on some of their departmental LANs and have additional networks which represent sales opportunities for us. We believe we can sell more deeply within these existing customer sites and sell more products as we expand our product line.

          Strengthen Strategic Relationships. We will continue to strengthen existing relationships and pursue new relationships with key partners. Technology partners (including Microsoft, Novell, Computer Associates and IBM/Tivoli) provide us with product integration and marketing opportunities. Service providers (including the Big Five accounting firms and, systems integrators) provide us with distribution opportunities, as well as implementation and project management leverage.

PRODUCTS AND TECHNOLOGY

     Our primary product line is BindView EMS, which is designed to provide a wide range of IT Risk Management capabilities to our customers for use with their heterogeneous, distributed networks. BindView EMS employs a Windows-based console to provide scalable and comprehensive systems management solutions. BindView EMS utilizes an object-oriented architecture enabling the management of a wide variety of network operating systems and managed objects to be supported through snap-in modules. These snap-in modules are sold either separately or as a "suite". Each snap-in module to the Enterprise Console software increases the scope of BindView EMS to cover a new set of management issues for a particular platform. Current snap-in modules for BindView EMS include the NOSadmin series (for both Windows NT and NetWare) and NETinventory. The Enterprise Console provides an effective set of tools that work across all snap-in modules.

     Central to the BindView EMS architecture is the Universal Data Processing Engine ("UDPE") which enables the query-processing capabilities of BindView EMS by utilizing an object-oriented design which separates the common components of the Enterprise Console from the specific features and platforms of the snap-in modules. The UDPE provides a querying engine that gathers data from across the network and presents the query results to the user through the Enterprise Console. Query results may be displayed in a variety of meaningful ways, including tabular spreadsheets, printed reports, graphs and charts, or may be exported to over a dozen popular formats, including those viewable through e-mail or a web browser. The user can create queries from scratch, or can select a predefined query from an initial set of over one hundred sample reports supplied "out-of-the-box" with BindView EMS. Once queries have been created, they can be saved to build a suite of management reports monitoring the deployment of "best practices" and IT-mandated policies across the network.

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

  Enterprise Console

     The Enterprise Console software is the central component and user interface of BindView EMS. It provides a common tool-set used by security auditors and network administrators for the analysis, reporting, policy management and automated administration of enterprise resources and assets. The Enterprise Console's query-based approach provides the ability to ask questions, automatically collect the data necessary to answer those questions, present the answers in meaningful ways and, in some instances (where ActiveAdmin and other features are available), make necessary corrections while documenting any required changes. We are working to add and expand ActiveAdmin and other capabilities to future versions of BindView EMS modules, increasing the user's ability to both diagnose and fix problems from the Enterprise Console.

  NOSadmin Series

     The NOSadmin series of software products provides comprehensive security assessment and systems management across heterogeneous environments. The NOSadmin series addresses a complete range of systems administration and security issues, including file server management, user and group administration, disk space management and management of directory services. All of the critical configuration parameters and security settings of Windows NT and NetWare network operating systems are made available through a simple user interface, without requiring an agent to be placed on every managed server and workstation. As a result, the NOSadmin series empowers a broader group of IT personnel, rather than just a limited number of IT experts, to solve problems quickly by providing them with a way to automate the labor-intensive tasks necessary to ensure the integrity and security of enterprise servers, applications and users.

     - NOSadmin for Windows NT enables IT professionals to view and analyze multi-domain Windows NT networks enterprise-wide from a single administrative console. The product includes the capability to pinpoint a variety of potential security risks for Windows NT servers and workstations. In addition, AddPack for NOSadmin for Windows NT enables users to make changes to the Windows NT NOS configuration and fix problems from the Enterprise Console. The current version of AddPack supports managing Windows NT services. In subsequent AddPack updates, we plan to include support for managing additional aspects of the NOS, including Windows NT domain user account information.

     - NOSadmin for NetWare 3 and NOSadmin for NetWare 4 and 5 provide comprehensive security and configuration management of NetWare servers enterprise-wide from a single administrative console. These include the capability to make changes to the NOS configuration and fix problems enterprise-wide through a feature called "ActiveAdmin". In addition, NOSadmin for NetWare 4 and 5 enables management of Novell Directory Services ("NDS") for a variety of platforms (including NetWare 4 and 5, Windows NT and UNIX servers).

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

  NETinventory

     The NETinventory software is a scalable, fast and accurate asset management and inventory analysis tool for large multi-site networks. It extends the capabilities of BindView EMS to include comprehensive network inventory and asset tracking for an entire enterprise. As a result, the user can discover, document and evaluate PC assets throughout the entire enterprise and make better-informed strategic technology decisions. NETinventory also reduces help desk costs and response times by providing immediate access to any end-user's hardware and software configuration changes.

  bv-Web

     bv-Web software is a Java-based solution that provides a summary view of risks to network integrity and assets. bv-Web enables faster escalation of issues through easily customizable warning-level indicators and a summary format for network security, asset, and operational data. This product allows system administrators to quickly and efficiently identify and respond to network security and operational risks using email and paging -- dramatically reducing the time needed to escalate and fix risks to business-critical operations. It also enables executive-level management to quickly see a summary of the health of the network from their Web browsers through easily customizable warning-level indicators and a summary format for network security, asset, and operational data.

  bv-LifeLine

     The bv-LifeLine series of products provides event notification and response software into the company's feature-rich BindView EMS software family of systems management products. bv-LifeLine products provide fully integrated event notification and response solutions for scheduling, notification, dispatch, escalation, and response, giving IT personnel the tools they need to respond to critical events almost immediately.

  bv-Control for SAP

     bv-Control for SAP improves the management, administration and return on investment of large SAP installations. This product automates routine changes and administrative tasks, documents the business reasons for changes, and provides improved controls. It is a powerful, non-intrusive, solution for managing the risks inherent in a complex enterprise resource planning application system that touches many facets of business and it also helps create the certainty to make intelligent business decisions by limiting exposures, reducing complexity, and increasing clarity.

  bv-Control for Exchange

     bv-Control for Microsoft Exchange provides comprehensive configuration, security, administrative and availability management through a central Microsoft Management Console without deploying technology on each desktop. This product effectively pinpoints and identifies risks to the health and integrity of Microsoft Exchange environments. Constantly monitoring the health and efficiency of the Microsoft Exchange environment, bv-Control issues alerts to administrators before users experience system downtime and performance issues. Service levels are maintained by allowing administrators to effectively pinpoint and proactively identify problems before they impact the Exchange environment.

  HackerShield

     HackerShield is a network vulnerability scanner that examines devices on IP networks for security holes that hackers could use to break-in. For systems and network administrators who need to ensure that their company's assets are protected from hackers, HackerShield finds and closes holes that hackers use to break into servers, workstations and other network devices. HackerShield examines all IP devices on a network for security holes. While the HackerShield console is Windows NT based, its database of security checks cover multiple operating systems (UNIX, Windows, etc.) and multiple devices (routers, firewalls, servers, workstations, etc.).

  DirectManage

     Entevo's DirectManage suite is a scalable, fault tolerant solution that heightens administrative efficiency and productivity, improves customer service by ensuring integrity and consistency, increases system security and enhances the ability to assimilate new technologies. DirectManage allows the user to deploy, integrate, administer, and maintain enterprise directories from a single console. DirectManage is also the most comprehensive suite for managing directories before, during and after Windows 2000.

     The following table describes the BindView EMS family.

BINDVIEW                                       FEATURES/BENEFITS
--------                                       -----------------
Enterprise                - The Desktop Manager allows for the delegation of tasks to
Console                     individuals filling special roles (for example, security
                            auditors or help desk personnel) by giving them customized desktops focused on the tasks they perform
                          - A Query Builder to ask questions about the state of the
                            network through an easy-to-use GUI
                          - Spreadsheet and graphics/charting interfaces to view query results
                          - A Report Writer to generate presentation-quality Reports
                          - An export function to export data to over a dozen popular file formats

NOSadmin                  - Comprehensive security assessments
for Windows               - Configuration analysis of both servers and workstations,
NT                        Including services, sessions, shares and device drivers
                          - Network integrity analysis of domain infrastructure,
                            users, groups, policies and trust relationships between
                            domains
                          - A single report can span multiple Windows NT domains for enterprise-wide analysis of all Windows NT servers and
                            Workstations
                          - Documentation and analysis of the values of any registry
                            Keys across all servers and workstations enterprise-wide
                          - File system and disk space management

NOSadmin                  - Comprehensive security assessments
for NetWare 4 and 5       - Management of file server configuration, NetWare Loadable
                            Modules and "Set" variables
                          - User and group administration
                          - File system and disk space management
                          - Documentation of organizational policies throughout the
                            Enterprise
                          - ActiveAdmin for making global changes to system
                            Configuration
                          - Management of NDS and ActiveAdmin for making global
                            changes to NDS

NOSadmin for NetWare 3    - See features/benefits for NOSadmin for NetWare 4 and 5
                            above, except that it supports NetWare binding services
                            instead of NDS

NETinventory              - Automated discovery and tracking of hardware assets
                          - Automated detection of over 4,000 software packages
                          - A three-tiered architecture providing central
                            administration and synchronization services, with
                            fault-tolerant collection and distribution of asset
                            management information
                          - Management of database integrity across all segments of
                            the distributed inventory database enterprise-wide
                          - Generation of complete reports for all PC hardware and
                            software assets across the enterprise

BINDVIEW                                       FEATURES/BENEFITS
--------                                       -----------------
bv-Web                    - Provides a summary view of risks to network integrity and assets
                          - E-mail, paging, and custom response capabilities that
                            dramatically reduces the time needed to escalate and fix
                            risks to business-critical operations
                          - Capability to review a summary on the health of the
                            network through a Web browser
                          - Easily customizable warning-level indicators
                          - Summary format for network security, asset, and
                            operational data
bv-LifeLine               - Complete rule-based engine for event routing
                          - Robust scheduling engine for resource scheduling,
                            down-time scheduling and delivery method scheduling
                          - Filtering capabilities to prioritize critical events
                          - Automatic event escalation
                          - Remote response capabilities
                          - Fault-tolerant, multi-tier architecture
                          - Follow-the-sun capabilities for global organization that requires 24x7 support
bv-Control for SAP        - Define internal controls to meet your business needs
                          - Prevent unnecessary risks and reduce complexity
                          - Automate routine system changes and internal controls
                          - Manage transports through a single point of administration
                          - Streamline SAP migration and implementation
                          - Empower business personnel with change and security
                            information
                          - Simplify controls with an easy-to-use Web interface
bv-Control for Exchange   - Comprehensively document Microsoft Exchange server
                            configurations, including verification of the latest
                            service packs and hot fixes that are loaded
                          - Effectively identify potential security exposures in an
                            Exchange organization
                          - Efficiently analyze and report on mailboxes and public
                            folders
                          - Automatically scan the content of mailboxes for potential violation of corporate policies
                          - Effortlessly produce reports on Microsoft Exchange traffic statistics
                          - Quickly identify Microsoft Exchange errors
                          - Instantly alert administrators when problems occur via
                            e-mail, pager, console message or network broadcast
Hackershield              - Easy-to-use interface
                          - Examines devices of all types (i.e. servers, workstations, routes, hubs, printer, etc.) by IP address
                          - Creates detailed and in depth reports which summarizes the security holes by severity
                          - Can detect changes in key system files to identify
                            potential intrusions
                          - Finds and closes holes that hackers use to break into
                            Company servers, workstations and other network devices.

BINDVIEW                                       FEATURES/BENEFITS
--------                                       -----------------
DirectManage              - Able to manage hundreds of Windows NT domains and multiple
                            Active Directory trees from a single console
                          - Create custom roles over Windows NTv4 or Windows
                            2000/Active Directory to delegate granular administrative
                            responsibility
                          - Framework that can host multiple LDAP
                            directories -- enabling management of Novell NDS, Exchange
                            Server and Active Directory from a single console
                          - Automate day-to-day administrative tasks
                          - A comprehensive solution for domain and server
                            consolidation

CUSTOMERS

     Our products have been sold to over 4,000 customers worldwide, including over 70% of the Fortune 100. No customer accounted for more than 5% of revenues in 1999, 1998 or 1997. Our five largest customers represented less than 10% of our 1999 revenues.

SALES AND MARKETING

     We sell our products primarily through a direct telesales force, and, to a lesser extent, through value-added resellers ("VARs"), distributors and systems integrators. In addition, we have strategic marketing relationships with professional service organizations and software vendors that provide us with increased visibility as well as sales leads.

  Direct Telesales

     We sell our products primarily through a direct telesales force. We utilize a direct telesales model that reduces the number of remote sales offices and customer site visits and focuses on effective use of the telephone and Internet communications for product demonstrations and product sales. When necessary, our sales force will also travel to customer locations. We believe our direct telesales approach allows us to achieve better control of the sales process and respond rapidly to customer needs, while maintaining an efficient, low-cost sales model. Sales cycles typically range between as little as three months for departmental sales and up to 12 months for enterprise-wide contracts.

     As of December 31, 1999, our worldwide direct telesales organization consisted of 174 employees which is comprised of approximately two-thirds quota carrying sales personnel and one-third sales support staff. The direct telesales force for North America is based in Houston and accounts for a majority of our revenues. We also have direct telesales offices in Frankfurt, Germany and Paris, France. We have increased the size of our direct telesales organization from 125 to 174 individuals over the last year and expect to continue hiring sales personnel, both domestically and internationally, over the next 12 months.

  VARs and Distributors

     In addition to our direct telesales strategy, we have established indirect distribution channels through VARs and distributors. Outside North America, where we are in the process of developing our direct telesales presence, we rely heavily on our reseller channel. We have established a network of VARs and distributors in Europe, Latin America and the Pacific Rim, with the highest concentration of such distributors being located in European markets.

     Our international VARs and distributors typically perform selected marketing, sales and technical support functions in their country or region. Each one might distribute direct to the customer, via other resellers or through a mixture of both channels. We actively train our international VARs and distributors in both product and sales methodology.

  Systems Integrators and Service Providers

     We also market our products through service organizations that help customers install, manage and secure large Windows NT and NetWare networks. Such organizations include large systems integrators, outsourcing companies and security auditing groups in the Big Five accounting firms. Some of these companies sell our products directly to their end-users, while others license the products from us and include these products in their standard toolkits used at their clients' sites.

  Marketing Partnerships and Programs

     To support our growing sales organization and channel, we have in the last year devoted significant resources to building a series of marketing partnerships and programs. We have developed a partnership with IBM/Tivoli for marketing BindView EMS as a companion product to Tivoli TME 10, as well as partnerships with other key vendors, including Microsoft, Novell and Computer Associates. We are a Microsoft Solution Provider and hold "Microsoft Back Office" certification for our products. We also partner with many of the Big Five accounting firms to increase awareness of network security issues. Results of these partnerships in the past year include a seminar series with Ernst & Young entitled "Issues in Windows NT Security" given in over 25 cities in the United States and Europe, and a white paper published by the former Coopers & Lybrand entitled "Evaluating Novell NetWare 4.X Security Using BindView EMS."

     In addition, our marketing efforts have resulted in a number of programs, such as seminars, industry trade shows, vendor executive briefings, analyst and press tours, advertising and public relations.

CUSTOMER SUPPORT AND PROFESSIONAL SERVICES

     We believe that high quality customer support and professional services are requirements for continued growth and increased sales of our products. We have made a significant investment in increasing the size of our support and services organization in the past and plan to continue to do so in the future. As of December 31, 1999, our customer support and professional services organization consisted of 33 employees. Customer support personnel provide technical support by telephone, e-mail and fax, and maintain our Web site and bulletin boards to complement these services. Technical support for customers is provided at no charge for 30 days after the product's sale and on a subscription basis thereafter. Future versions of our products are provided at no extra charge as part of the subscription service. International offices and resellers extend this service for overseas customers.

     Our professional services group provides product training, consulting and implementation services for a fee in order to assist customers in maximizing the benefits of BindView products. In addition, we periodically offer training to our channel partners and employees.

PRODUCT DEVELOPMENT

     We have been and continue to be an innovator and leader in the development of systems management tools for the LAN marketplace. We believe that a technically skilled, quality oriented and highly productive software development organization is a key to the continued success of new product offerings. The software development staff is also responsible for enhancing our existing products and expanding our product line. Our product development staff consisted of 179 and 90 employees as of December 31, 1999 and 1998, respectively. We expect that we will continue to invest substantial resources in product development expenditures.

     We are currently developing enhancements to existing products as well as working to develop new products for managing additional applications and platforms not currently within the scope of BindView EMS. Potential future applications include other operating system platforms such as UNIX application servers.

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

COMPETITION

     The market in which we compete is intensely competitive and characterized by rapidly changing technology and evolving standards. Companies offering competitive products vary in the scope and breadth of the products and services offered and include the following among others: (i) providers of security analysis and audit products, such as Axent Technologies, Inc., ODS Networks, Inc., ISS Group, Inc. and Network Associates, Inc. (ii) providers of standalone inventory and asset management products such as Tally Systems Corp.; (iii) providers of LAN desktop management suites, such as Intel Corporation, Hewlett-Packard Company and Microsoft Corporation;, (iv) providers of event notification and response technology such as Attention Software, Inc., (v) providers of Windows NT management and migration tools, such as Mission Critical Software, FastLane Technologies Inc., and NetIQ Corporation, (vi) providers of network security scanning technology, such as Network Associates, ISS Group, Inc. and Axent Technologies and (vii) providers of enterprise resource planning application add-ons for SAP security administration and vulnerability assessment, such as BMC Software, Insite Objects, Inc. and Envive Corp. In addition, certain management features included in our products compete with the native tools from Novell, Inc. and third-party tools from certain vendors, such as Computer Associates, Inc. and other companies. We have experienced, and expect to continue to experience, increased competition from current and potential competitors, many of whom have greater name recognition, a larger installed customer base and significantly greater financial, technical, marketing, and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. We expect additional competition as other established and emerging companies enter into the systems management software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect our business, operating results and financial condition.

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

PROPRIETARY RIGHTS

     We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, we believe that such measures afford only limited protection. We cannot assure you that others will not develop technologies that are similar or superior to our technology or design around our copyrights and trade secrets. We license our software products primarily under "click-through" licenses agreements (our click-through license agreements are displayed to the user by the installation program(s) for our software; they require the user to signify assent to the agreement by taking action such as clicking on an "I agree" button). Click-through license agreements are not negotiated with or signed by individual licensees, and take effect upon the user's taking action required by the installation program. We believe, however, that these measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of its software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that competition will not independently develop similar or superior technology.

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

EMPLOYEES

     As of December 31, 1999, we employed 440 full-time employees, including 187 in sales and marketing, 179 in research and development, 33 in technical support and professional services and 41 in general and administrative. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting and retaining qualified personnel. We cannot assure you that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's future financial position, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in statements set forth under "Cautionary Statements" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements. For purposes of this Item 5, references to the "Company", "BindView", "we", "us" and "our" refer to BindView Development Corporation and its subsidiaries.

CAUTIONARY STATEMENTS

     In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating the Company.

     Our quarterly and annual revenues, expenses and operating results may fluctuate significantly. These fluctuations may be due to a number of factors, including:

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

     Generally, we do not operate with a backlog because we ship our products and recognize revenue shortly after orders are received. The Company recognizes revenue in accordance with the Statement of Position No. 97-2 "Software Revenue Recognition" (SOP 97-2) and Statement of Position No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions" (SOP 98-9), as applicable. As the Company's sales transactions and product mix becomes more complex, revenue recognition under SOP 97-2 or SOP 98-9 could require the Company to defer a significant portion of the total contract and recognize this deferred revenue in future periods.

     Orders booked throughout a quarter may substantially impact product revenues in that quarter. Our sales also fluctuate throughout the quarter as a result of customer buying patterns. We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to reduce spending quickly if our revenues are lower than we had projected. If our revenue levels do not meet our projections, we expect our operating results to be adversely and disproportionately affected.

     Our quarterly operating results also are subject to certain seasonal fluctuations. Year-end customer buying patterns and compensation policies based on annual revenue quotas have caused our revenues to be strongest in the fourth quarter of the year and to decrease in the first quarter of the following year. In future periods, we expect that these seasonal trends may cause first quarter revenues to be significantly lower than the level achieved in the preceding fourth quarter. However, first quarter revenues in any given fiscal year are not necessarily indicative of, and should not be used as a basis for prediction of, higher revenues in any future quarter.

     Before January 1, 1998, we provided telephone support free of charge and sold product upgrades separately or through subscription contracts. We now require our customers to purchase a subscription to receive product upgrades and technical support. Unlike software license revenues, which we generally recognize upon shipment of the product, we recognize subscription contract revenues ratably over the life of the contract term. As a result, if we derive a larger percentage of our revenues from subscription contracts, we will experience an increase in deferred revenue that is likely to decrease our operating margins. Decreased operating margins may materially adversely affect our, operating results and financial condition.

     We believe quarter-to-quarter comparisons of our revenues, expenses and results of operations are not necessarily meaningful. You should not rely on our quarterly revenues, expenses and results of operations to predict our future performance.

     We have a limited operating history. We have a limited operating history based on our primary products. An investor in our Company must consider the risks and uncertainties frequently encountered by software companies in the early stages of development, particularly those faced by companies in the highly competitive and rapidly evolving systems management software market. To compete in this market, we believe that we must devote substantial resources to expanding our sales and marketing organization and to continue product development. As a result, we will need to recognize significant quarterly revenues to remain profitable. Our revenues have increased in recent years, and revenues for recent quarters have exceeded revenues for the same quarter for the prior year. However, we cannot be certain that we can sustain these growth rates or that we will remain profitable on a quarterly or annual basis in the future.

     Our markets are highly competitive. We face competition from different sources. Currently, our products compete with products from the following organizations:

     - providers of security analysis and audit products, such as Axent Technologies, Inc., ODS Networks, Inc., ISS Group, Inc. and Network Associates Inc.;

     - providers of stand-alone inventory and asset management products, such as Tally Systems Corp.;

     - providers of LAN desktop management suites, such as Intel Corporation, Hewlett-Packard Company and Microsoft Corporation;

     - providers of event notification and response technology, such as Attention Software, Inc.;

     - providers of Windows NT management and migration tools, such as Mission Critical Software, FastLane Technologies Inc., and NetIQ Corporation;

     - certain management features included in our products compete with the native tools from Novell, Inc. and third-party tools from certain vendors, such as Computer Associates, Inc. and other companies;

     - providers of enterprise resource planning application add-ons for SAP security administration and vulnerability assessment, such as BMC Software, Insite Objects, Inc. and Envive Corp.; and

     - providers of network security scanning technology, such as Network Associates, ISS Group, Inc. and Axent Technologies.

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

     To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products, services and sales channels. In addition, we have and may continue to bundle and offer discounts to our customers. Bundling or discounting our products may result in reduced operating margins, reduced profitability and increase the complexity of revenue recognition. Any pricing pressures, reduced margins or loss of market share resulting from our failure to compete effectively could materially adversely affect our business.

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

     Product concentration. Majority of our revenues are from the sale of our NOSadmin and NETinventory products. We anticipate that these products, along with products additions as a result of the Curasoft, Netect and Entevo acquisitions, will account for majority or all of all of our revenues for the foreseeable future. Our future operating results will depend on continued market acceptance of NOSadmin and NETinventory, introduction of new products from the Curasoft, Netect and Entevo acquisitions, enhancements to these products and the continued development of additional snap-in modules for our Enterprise Console product. Competition, technological change or other factors could reduce demand for, or market acceptance of any or all of our products and could substantially damage our business. Although we currently plan to broaden our product line, we cannot be certain that we will be able to reduce our product concentration or that we will be able to generate material revenues from products acquired as a result of the Curasoft, Netect and Entevo acquisitions.

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

     Dependence on key personnel. Our success depends largely on the efforts of our executive officers, particularly Eric J. Pulaski, the President and Chief Technology Officer of BindView. We do not have an employment contract requiring Mr. Pulaski to continue his employment for any period of time. We do not maintain key man life insurance policies on any of our executive officers.

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

     Risks associated with international sales and operations. During 1999, 1998 and 1997, we derived approximately 17%, 10% and 13% of our revenues, respectively, from sales outside North America. We only recently opened direct telesales offices outside the United States. We have historically generated revenues outside North America through indirect channels, including VARs and other distributors. We are in the early stages of developing our indirect distribution channels in certain markets outside the United States. We cannot be certain that we will be able to attract third parties that will be able to market our products effectively or to provide timely and cost-effective customer support and service. Our reseller arrangements generally provide that resellers may carry competing product offerings. We cannot be certain that any distributor or reseller will continue to represent our products. The inability to recruit, or the loss of, important sales personnel, distributors or resellers could materially and adversely affect our business.

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

     Risks associated with completed and potential acquisitions. We have made and may continue to make investments in complementary companies, technologies, services or products if we find appropriate opportunities. If we buy a company, we could have difficulty assimilating the personnel and operations of the acquired company. If we make other types of acquisitions, assimilating the technology, services or products into our operations could be difficult. Acquisitions can disrupt our ongoing business, distract management and other resources and make it difficult to maintain our standards, controls and procedures. We may not succeed in overcoming these risks or in any other problems we might encounter in connection with any future acquisitions. We may be required to incur debt or issue equity securities to pay for any future acquisitions. In addition, there can be no assurance that we will be able to successfully integrate our recent acquisitions of Curasoft, Netect and Entevo or that we will be able to integrate the products and technology we acquired into our sales model or product offerings.

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

ITEM 2. PROPERTIES

     Our principal administrative, sales and marketing, support and research and development facility is located in Houston, Texas. We also currently have office space for our remote sales offices in Frankfurt, Germany and Paris, France and our remote development offices in Fremont, California and Framingham, Massachusetts, and the Entevo offices are in Arlington, Virginia with a development office in Pune, India. However, anticipated expansions in international sales may result in us moving to new facilities within the next 12 months. We believe suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock began trading on the Nasdaq National Market on July 24, 1998 under the symbol "BVEW". Before that time, there was no market for our common stock. The initial public offering price on July 24, 1998 was $5.00 per share. On December 31, 1999, the 46,695,116 shares of our common stock outstanding were held by approximately 108 holders of record.

     As of February 29, 2000, the last sales price per share of the Company's common stock, as reported by The Nasdaq Stock Market, was $33.75.

     The following table presents the range of high and low closing prices for our common stock during the year ended December 31, 1999, from the date our stock began trading on Nasdaq through December 31, 1999, as reported by The Nasdaq National Market. This information, and all share and per share data contained in this report, gives effect to a dividend of one share of common stock paid on each outstanding share of our stock common stock on February 9, 2000 (the "Stock Split").

                                                               HIGH     LOW
                                                              ------   -----
1998
  Third Quarter (beginning July 24, 1998)...................  $10.07   $4.88
  Fourth Quarter............................................   13.75    7.25
1999
  First Quarter.............................................   15.56    9.75
  Second Quarter............................................   14.50    8.94
  Third Quarter.............................................   14.38    9.38
  Fourth Quarter............................................   24.84   10.00

DIVIDEND POLICY

     We have not declared or paid any cash dividends on our capital stock in the two most recent fiscal years and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained to develop and expand our business. Any future decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following income statement and balance sheet data for the years ended and as of December 31, 1999, 1998 and 1997 are derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, appearing elsewhere in this report. This data does not give effect to the pooling of interests business combination with Entevo Corporation which was consummated on February 9, 2000. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                    YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                         1999      1998       1997      1996      1995
                                                        -------   -------   --------   -------   -------
                                                             IN THOUSANDS EXCEPT PER SHARE AMOUNTS
STATEMENT OF OPERATIONS
Revenues:
  Licenses............................................  $49,963   $30,209   $ 17,821   $ 9,720   $ 7,005
  Services............................................   17,985     8,275      3,056     1,294       328
                                                        -------   -------   --------   -------   -------
         Total revenues...............................   67,948    38,484     20,877    11,014     7,333
                                                        -------   -------   --------   -------   -------
Cost of revenues:
  Cost of licenses....................................    1,425       958        644       465       693
  Cost of services....................................    2,045     1,123        637       362       139
                                                        -------   -------   --------   -------   -------
         Total cost of revenues.......................    3,470     2,081      1,281       827       832
                                                        -------   -------   --------   -------   -------
Gross profit..........................................   64,478    36,403     19,596    10,187     6,501
                                                        -------   -------   --------   -------   -------
Costs and expenses:
  Sales and marketing.................................   27,965    19,096     10,200     4,267     3,234
  Research and development............................   16,656    10,513      4,320     2,254     1,249
  General and administrative..........................    5,904     4,311      3,421     1,526     1,235
  Acquisition related earnout(1)......................    1,200        --         --        --        --
  Merger and restructuring(2).........................    2,524        --         --        --        --
  Purchased in-process research and development(3)....       --     2,488         --        --        --
  Stock compensation expense(4).......................       --        --     15,262       436        --
                                                        -------   -------   --------   -------   -------
Operating income (loss)(5)............................   10,229        (5)   (13,607)    1,704       783
Other income (expenses), net..........................    3,079     1,086         79         5       (29)
                                                        -------   -------   --------   -------   -------
Income (loss) before income tax provision.............   13,308     1,081    (13,528)    1,709       754
Provision (benefit) for income tax....................    6,299     2,945     (3,150)       --        --
                                                        -------   -------   --------   -------   -------
Net income (loss).....................................    7,009    (1,864)   (10,378)    1,709       754
Pro forma charge (benefit) in lieu of income taxes....       --        --       (765)      697       264
                                                        -------   -------   --------   -------   -------
Pro forma net income (loss) (6)(7)....................  $ 7,009   $(1,864)  $ (9,613)  $ 1,012   $   490
                                                        =======   =======   ========   =======   =======
Earnings (loss) per common share:
  Basic(8)............................................  $  0.15   $ (0.07)  $  (0.55)  $  0.06   $  0.03
                                                        =======   =======   ========   =======   =======
  Diluted(8)..........................................  $  0.14   $ (0.07)  $  (0.55)  $  0.05   $  0.03
                                                        =======   =======   ========   =======   =======
Shares used in computing earnings (loss) per common
  share:
  Basic...............................................   45,183    28,196     17,524    16,634    16,456
                                                        =======   =======   ========   =======   =======
  Diluted.............................................   50,482    28,196     17,524    22,270    16,456
                                                        =======   =======   ========   =======   =======
AS OF DECEMBER 31,
FINANCIAL POSITION
Working capital.......................................  $66,526   $58,994   $ 12,391   $ 1,750   $   671
Total assets..........................................   99,923    76,037     18,857     4,016     2,747
Long-term debt........................................       --     7,666      3,274        --        68
Shareholders' equity..................................   81,830    58,536     10,742     2,647     1,214

---------------

(1) Represents a $1,200 charge for an earnout bonus payment in connection with the acquisition of Curasoft, Inc. in December 1998.

(2) Represents $1,533 in transaction related charges and $991 in restructuring related charges in connection with the acquisition of Netect, Ltd. in March 1999.

(3) Represents a $2,488 charge for purchased in-process research and development in connection with the acquisition of Curasoft, Inc. in December 1998.

(4) Stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, was recognized in connection with the Company's terminated Phantom Stock Plan and a terminated provision of an employment agreement.

(5) Operating income excluding the acquisition related earnout of $1,200 and transaction and restructuring expenses of $2,524 in 1999 and purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been $13,953, $2,483, $1,655 and $2,140 in 1999, 1998, 1997 and 1996,
    respectively.

(6) Pro forma net income excluding the acquisition related earnout of $1,200 and transaction and restructuring expenses of $2,524 in 1999 and purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been $10,971, $624, $305 and $1,296 in 1999, 1998, 1997 and 1996, respectively.

(7) This represents net income (loss), adjusted for a pro forma charge in lieu of income taxes for the periods the Company was an S Corporation as if BindView were a C Corporation for all periods.

(8) Basic earnings per common share excluding the acquisition related earnout of $1,200, transaction and restructuring expenses of $2,524 in 1999, purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been $0.24, $0.02, $0.02 and $0.08 in 1999, 1998, 1997 and 1996, respectively.
    Diluted earnings per share excluding these expenses would have been $0.22, $0.01, $0.01 and $0.06 in 1999, 1998, 1997 and 1996 respectively.

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

                                                              1999    1998    1997
                                                              -----   -----   -----
Revenues:
  Licenses..................................................   73.5    78.6    85.4
  Services..................................................   26.5    21.4    14.6
                                                              -----   -----   -----
          Total revenues....................................  100.0   100.0   100.0
                                                              -----   -----   -----
Cost of revenue:
  Cost of licenses..........................................    2.1     2.5     3.1
  Cost of services..........................................    3.0     2.9     3.0
                                                              -----   -----   -----
          Total cost of revenues............................    5.1     5.4     6.1
                                                              -----   -----   -----
Gross profit................................................   94.9    94.6    93.9
                                                              -----   -----   -----
Costs and expenses
  Sales and marketing.......................................   41.2    49.6    48.9
  Research and development..................................   24.5    27.3    20.7
  General and administrative................................    8.7    11.2    16.4
  Acquisition related earnout(1)............................    1.8      --      --
  Merger and restructuring(2)...............................    3.6      --      --
  Purchases in-process research and development(3)..........     --     6.5      --
  Stock compensation expense(4).............................     --      --    73.1
                                                              -----   -----   -----
Operating income (loss)(5)..................................   15.1     0.0   (65.2)
Other income, net...........................................    4.5     2.8     0.4
                                                              -----   -----   -----
Income (loss) before income tax provision...................   19.6     2.8   (64.8)
Provision (benefit) for income tax..........................    9.3     7.6   (15.1)
                                                              -----   -----   -----
Net income (loss)...........................................   10.3    (4.8)  (49.7)
Pro forma charge (benefit) in lieu of income taxes..........     --      --    (3.7)
                                                              -----   -----   -----
Pro forma net income (loss) (6),(7).........................   10.3    (4.8)  (46.0)
                                                              =====   =====   =====

---------------

(1) Represents a $1,200 charge for an earnout bonus payment in connection with the acquisition of Curasoft, Inc. in December 1998.

(2) Represents $1,533 in transaction related charges and $991 in restructuring related charges in connection with the acquisition of Netect, Ltd. in March 1999.

(3) Represents a $2,488 charge for purchased in-process research and development in connection with the acquisition of Curasoft, Inc. in 1998.

(4) Stock compensation expense of $15,262 was recognized in connection with the Company's terminated Phantom Stock Plan and a terminated provision of an employment agreement in 1997.

(5) Operating income excluding the acquisition related earnout of $1,200 and transaction and restructuring expenses of $2,524 in 1999 and purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 in 1997, would have been $13,953, $2,483 and $1,655 in 1999, 1998 and 1997, respectively.

(6) Pro forma net income excluding the acquisition related earnout of $1,200 and transaction and restructuring expenses of $2,524 in 1999 and purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 in 1997, would have been $10,971, $624 and $305 in 1999,
    1998 and 1997, respectively.

(7) This represents net income (loss), adjusted for a pro forma charge in lieu of income taxes for the periods the Company was an S Corporation as if BindView were a C Corporation for all periods.

REVENUES

     The Company's revenues are derived from the sale of software products and related services including subscription contracts. Total revenues were $67.9 million, $38.5 million and $20.9 million in fiscal 1999, 1998 and 1997, respectively, representing year-to-year increases of 84% between 1997 and 1998 and 77% between 1998 and 1999. We had no customers that accounted for more than 10% of our revenues in 1999, 1998 or 1997. Revenues recognized from sales to customers outside North America, primarily in the United Kingdom and Europe, represented approximately 17%, 10% and 13% in 1999, 1998 and 1997, respectively.

     Licenses. License revenues were $50.0 million, $30.2 million and $17.8 million in fiscal 1999, 1998 and 1997, respectively, representing 74%, 79% and 85% of total revenues in the respective periods. The increase in the Company's license revenues over these periods is a result of continued market acceptance of the BindView EMS product family and revenues generated from new product introductions. No assurances can be made that revenues will continue to increase at the rates reflected.

     Services. Service revenues were $18.0 million, $8.3 million and $3.1 million in fiscal 1999, 1998 and 1997, respectively, representing 26%, 21% and 15% of total revenues in the respective periods. The increase in the Company's service revenues over these periods is a result of an increase in purchases and renewals of subscription contracts by the Company's growing installed customer base. Because revenues from subscription contracts are recognized ratably over the contract term, this increase in these revenues as a percentage of total revenues results in greater deferred revenue recognition. The costs associated with these services are recognized as they are incurred. This may negatively impact the Company's operating margins during periods in which the Company incurs infrastructure ramp-up costs in response to increases in purchases and renewals of subscription contacts.

COST OF REVENUES

     Cost of Licenses. Cost of licenses includes product manuals, packaging, distribution and media costs for our software products. Cost of licenses were $1.4 million, $958,000 and $644,000 in fiscal 1999, 1998 and 1997, respectively, representing 3%, 3% and 4% of license revenues in the respective periods. The cost of licenses has increased primarily due to increases in product shipments. The Company believes these costs will remain relatively constant as a percentage of total revenue, although there will continue to be quarterly fluctuations due to the timing of certain expenses.

     Cost of Services. Cost of services includes personnel and other costs related to technical support and professional services. Cost of services were $2.0 million, $1.1 million and $637,000 in fiscal 1999, 1998 and 1997, respectively, representing 11%, 14% and 21% of service revenues in the respective periods. The increase in the absolute dollar cost of services is primarily from increases in the cost of technical support staff providing support to the Company's growing customer base and increases in the cost of professional services staff providing customer training and implementation services. The decrease in cost of services as a percentage of service revenues over these periods is primarily due to service revenues outpacing technical support staffing levels as we benefited from greater efficiencies of scale. We believe services gross margin as a percentage of service revenues in the foreseeable future will remain relatively consistent with services gross margins realized in 1999. Professional service revenues generally results in a lower gross margin than other types of revenues and in the event that professional service revenues increase as a percentage of total revenues, our overall gross margin may be adversely affected.

COSTS AND EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $28.0 million, $19.1 million and $10.2 million in fiscal 1999, 1998 and 1997, respectively, representing 41%, 50% and 49% of total revenues in the respective periods. The increase in the absolute dollar cost of sales and marketing expenses is related to the hiring of additional personnel in connection with the building of the Company's sales force and the additional facilities and computer systems required by these additional personnel. The decrease in sales and marketing expenses as a percentage of revenues is related to the reduction of duplicative marketing efforts associated with Netect over these periods, the start-up costs incurred with the launch of the Company's direct telesales organization in Germany and France in 1998 and the ongoing efforts of the Company to manage operating expenses. As we continue to devote resources to the expansion of our domestic and international sales and marketing organization, BindView expects that the annual sales and marketing expenses as a percentage of total revenue to be in the range of 40-50% for the foreseeable future.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. Research and development expenses were $16.7 million, $10.5 million and $4.3 million in fiscal 1999, 1998 and 1997, respectively, representing 25%, 27% and 21% of total revenues in the respective periods. The increase in research and development expenses is related to increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. The decline in research and development expenses as a percentage of revenue is a result of certain product lines reaching a stage in their product life cycle requiring less research and development effort relative to the respective license revenue generated by these products and the Company's ongoing efforts to manage operating expenses. However, the Company believes that a significant research and development investment is essential for it to maintain and grow its market position and continue to expand its product line. Accordingly, the Company anticipates it will continue to devote substantial resources to product research and development for the foreseeable future.

     General and Administrative. General and administrative expenses consist primarily of salaries, personnel and related costs for the Company's executive, administrative, finance and information services staff. General and administrative expenses were $5.9 million, $4.3 million and $3.4 million in fiscal 1999, 1998 and 1997, respectively, representing 9%, 11% and 16% of total revenues in the respective periods. The increase in the general and administrative expenses is related to increased staffing, facilities costs and associated expenses necessary to manage and support the Company's increased scale of operations and the increase in the allowance for doubtful accounts over this period. The decline in general and administrative expenses as a percentage of revenue is a result of the reduction of duplicative staff associated with the Netect acquisition and the Company's ongoing efforts to manage operating expenses combined with the Company's revenue growth. The Company expects that for 2000 general and administrative expenses will remain relatively constant from 1999 as a percentage of total revenue, but increase in absolute dollars.

ACQUISITION RELATED EARNOUT

     At December 31, 1999, the Company was obligated to make an earnout payment of $1.2 million to certain former owners of Curasoft based on the achievement of revenue targets related to an existing product, as well as their continued employment with the Company. The Company is not obligated to any other future earnout payments related to this acquisition.

MERGER AND RESTRUCTURING EXPENSES

     On March 1, 1999, the Company merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests. The transaction costs related to the acquisition include investment banking fees of $590,000, accounting and legal expenses of $565,000, transfer fees of $138,000, and other miscellaneous transaction expenses of $240,000. At December 31, 1999 there were no remaining unpaid transaction costs on the Company's Balance Sheet. At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. The Company has completed most of the actions related to the restructuring plans. The Company believes the remaining reserve is sufficient to complete the remaining actions under the plan.

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 1999, were as follows:

                                     BEGINNING                    CASH       ACCRUED EXPENSES AT
                                      ACCRUAL    ADJUSTMENT   EXPENDITURES    DECEMBER 31, 1999
                                      --------   ----------   ------------   -------------------
                                                           (IN THOUSANDS)
Employee severance and related
  costs............................    $575         $238         $(780)              $33
Israeli office closing.............     119           --          (119)               --
Other restructuring costs..........      59           --           (59)               --
                                       ----         ----         -----               ---
          Total....................    $753         $238         $(958)              $33
                                       ====         ====         =====               ===

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     In December 1998, the Company committed to deliver 350,000 shares of its common stock in exchange for all of the outstanding equity interests in Curasoft, Inc. in a transaction accounted for as a purchase. These shares were issued in the first quarter of 1999.

     The purchase price allocation resulted in an immediate write-off of approximately $2.5 million in 1998 for purchased in-process research and development costs related to a Curasoft product ("CuraSLAM") undergoing development at the time of the acquisition. CuraSLAM has been designed as a stand-alone product by Curasoft and is not related to the Curasoft ENR product family. This product is currently being designed to enable customers to improve the service levels of their computing environments and will help customers better align business processes with their IT functions. This product has been integrated with BindView products. The Company determined that the purchased in-process technology had not reached technological feasibility and had no alternative future use based on the status of design and development activities at the acquisition date.

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

     The Company estimates that in order for this product to be available for general distribution during the first half of 2000, it will need to invest between $1.5 and $2.0 million in development costs associated with its operations in Fremont, California. The Company estimates that future revenues related to this product will be between $40.0 million and $60.0 million between 2000 and 2006. The management of the Company has conducted due diligence and performed an assessment of remaining tasks and risks to achieve completion. The development activities required to complete the acquired in-process technologies include additional design, coding, quality assurance procedures and customer beta testing. The challenges facing the Company to complete the development of this product on schedule include 1) the management of a development office away from its principle offices in Houston, Texas, 2) the ability to adequately staff this office, 3) the ability to effectively integrate the product with the Company's existing products and 4) the validation of the product and its features by potential customers. If the development of the product is delayed, this could adversely impact its availability date and time-to-market and therefore, its ability to market the product. If the product is available for general distribution during the first half of 2000, the Company anticipates generating material net cash inflows from this product in 2001.

STOCK COMPENSATION EXPENSE

     Stock compensation expense was $15.3 million for 1997. $14.7 million of such expense resulted from the issuance of 9.8 million shares of Common Stock in connection with the termination of our Phantom Stock Plan and $550,000 of such expense resulted from the issuance of a warrant to purchase 875,000 shares of Common Stock to an officer in exchange for extinguishing a bonus provision in his employment agreement.

OTHER INCOME, NET

     The Company had other income of $3.1 million, $1.1 million and $79,000 in fiscal 1999, 1998 and 1997. This increase is primarily due to an increase in interest income related to higher cash, cash equivalents and investment balances as a result of the proceeds from Company's initial public offering in July 1998, the secondary offering in December 1998 and positive cash flow from operating activities.

PROVISION FOR INCOME TAXES

     Prior to October 16, 1997, Bindview was treated as a Subchapter S Corporation for federal income tax purposes. Accordingly, no federal income tax expense was recorded for the period January 1, 1997 to October 16, 1997. The taxable income generated from results of operations during this period was reported in the income tax returns of the individual shareholders. A pro forma charge in lieu of income taxes has been recognized in the Consolidated Statement of Operations to reflect income taxes as if the Company had been a C Corporation for all periods.

     Historical restated results of the Company related to the acquisition of Netect in March, 1999 do not recognize a tax benefit for certain net operating losses generated by Netect because the Company's ability to realize the net operating losses is limited by the former structure of Netect and by the Company's plans for Netect's future operations.

     The effective tax rate was 47.3% in 1999 and 272.4% in 1998. Valuation allowances booked on foreign net operating losses adversely impacted both 1999 and 1998's rates. Certain transaction expenses recorded in connection with the Company's merger with Netect are not deductible for federal income tax purposes and adversely impacted the 1999 rate. Purchased in-process research and development expenses recorded in conjunction with the acquisition of Curasoft, Inc. are not deductible for federal income tax purposes and adversely impacted the 1998 rate. The Company anticipates an effective tax rate of 37% for 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital increased to $66.5 million at December 31, 1999 from $59.0 million at December 31, 1998. The Company's cash, cash equivalents, short-term and long-term investments balance increased to $72.3 million at December 31, 1999 from $58.2 million at December 31, 1998 due primarily to positive cash flows from operating activities and proceeds from the exercise of stock options, partially offset by the purchases of property and equipment.

     To provide immediate short-term liquidity, should we need it, we entered into a $30.0 million line-of-credit arrangement in March, 2000. This facility expires on September 9, 2000, but we may renew it for up to five years. Any borrowings against this line will bear an interest rate of LIBOR plus 1.5% (7.6% as of March 9, 2000). The facility is secured by cash and cash equivalents and short-term investments. We are not obligated to pay any fees for the unused portion of this line. To date, we have not borrowed against this line.

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

     The Company currently intends to use the net proceeds of its initial and secondary public offerings for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business, as well as for possible acquisitions of businesses, products and technologies that are complementary to those of the Company. There can be no assurance that the Company will be able to identify any acquisitions of businesses, products or technology that are complementary to those of the Company or are on terms that are acceptable to the Company. Possible acquisitions of businesses, products and technologies could require the use of substantial amounts of capital, some of which might require the issuance of additional equity or debt securities. Pending such uses, the net proceeds will continue to be invested in government securities and other short-term, investment-grade, interest-bearing instruments.

YEAR 2000 ISSUES

     Background. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900 or some other default condition, rather than 2000. These problems and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

     The Year 2000 Problem could have affected computers, software and other equipment that we and our customers and suppliers use. Accordingly, we reviewed our internal computer programs and systems to ensure that they were Year 2000 compliant.

     Our expenditures to address potential Year 2000 problems were not significant. We have not experienced any Year 2000 related problems to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments.

FOREIGN CURRENCY EXCHANGE RATES

     The Company operates globally and the functional currency for most of its non-U.S. enterprises is the local currency. For the fiscal years 1999, 1998 and 1997, approximately 17%, 10% and 13% of the Company's consolidated revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating the Company's foreign subsidiaries are incurred in foreign currencies. As a result, the Company's U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Based on the Company's foreign currency exchange instruments outstanding at December 31, 1999, the Company estimates that a near-term change in foreign currency rates would not materially affect its financial position, results of operations or net cash flows for the year ended December 31, 1999. The Company used a value-at-risk (VAR) model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company.

INTEREST RATE RISK

     The Company adheres to a conservative investment policy, whereby its principle concern is the preservation of liquid funds while maximizing its yield on such assets. Cash, cash equivalents, short-term investments and long-term investments approximated $72.3 million and $58.2 million at December 31, 1999 and 1998, respectively. Such amounts were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although the Company's portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold. The Company estimates that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for the year ended December 31, 1999. The Company used a value-at-risk ("VAR") model to measure potential market risk on its marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this Item, see text under the captions "Election of Directors", "Executive Officers and Compensation" and "Compliance With
Section 16(a) of the Securities Exchange Act of 1934" in the proxy statement relating to our 2000 annual meeting of shareholders (the "Proxy Statement") to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this Annual Report on Form 10-K:

(1) FINANCIAL STATEMENTS                                      PAGE
------------------------                                      ----
Report of PricewaterhouseCoopers LLP........................   31
Consolidated Balance Sheet at December 31, 1999 and 1998....   32
Consolidated Statement of Operations and Comprehensive
  Income (Loss) for the years ended December 31, 1999, 1998
  and 1997..................................................   33
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period ended December 31, 1999.....   34
Consolidated Statement of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   35
Notes to Consolidated Financial Statements..................   36

     Other financial schedules under the Act have been omitted because they are either not required or are not material.

     (b) Reports of Form 8-K:

          We did not file any current reports on Form 8-K during the fourth quarter of 1999.

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

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Share Purchase Agreement dated as of January 29, 1999,
                            among BindView, Netect, Ltd. the holders of all of the
                            share capital of Netect, Ltd. and rights to acquire share
                            capital of Netect, Ltd. and Paul E. Blondin, as
                            Shareholders' Representative (incorporated by reference
                            to Exhibit 2.1 to BindView's Current Report on form 8-K
                            (File No. 000-24677), dated March 1, 1999).
          3.1            -- Amended and Restated Articles of Incorporation of
                            BindView (incorporated by reference to Exhibit 3.1 to
                            Amendment No. 4 to the Registration Statement on Form S-1
                            of BindView (Reg. No. 333-52883), filed with the
                            Commission on July 23, 1998 (the "Form S-1")).
          3.2            -- Bylaws of BindView (incorporated by reference to Exhibit
                            3.1 to the Form S-1).
          4.1            -- Reference is hereby made to Exhibits 3.1 and 3.2
                            (incorporated by reference to Exhibit 4.1 to the Form
                            S-1).
         10.1+           -- Incentive Stock Option Plan (incorporated by reference to
                            Exhibit 10.1 to the Form S-1).
         10.2+           -- Stock Option Plan (incorporated by reference to Exhibit
                            10.2 to the Form S-1).
         10.3+           -- 1997 Incentive Plan (incorporated by reference to Exhibit
                            10.3 to the Form S-1).
         10.4*+          -- Omnibus Incentive Plan, as amended.

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
         10.5*+          -- 1998 Non-Employee Director Stock Option Plan, as amended.
         10.6            -- Agreement to Sublease dated June 25, 1998 between
                            BindView and Halliburton Energy Services, Inc.
         10.7            -- Lease Agreement dated June 20, 1995 between BindView and
                            School Employees Holding Corp., including all amendments
                            thereto (incorporated by reference to Exhibit 10.7 to the
                            Form S-1).
         10.8+           -- Amended and Restated Employment Agreement, dated June 24,
                            1999, between BindView and Marc R. Caminetsky
                            (incorporated by reference to BindView's Quarterly Report
                            on Form 10-Q (File No. 000-24677) for the quarter ended
                            June 30, 1999 (the "6/30/99 10-Q").
         10.9+           -- Amended and Restated Employment Agreement, dated June 24,
                            1999, between BindView and Paul J. Cormier (incorporated
                            by reference to Exhibit 10.2 to the 6/30/99 10-Q).
         10.10           -- Registration Rights Agreement dated October 16, 1997
                            among BindView, General Atlantic Partners 44 L.P., GAP
                            Coinvestment Partners, L.P., JMI Equity Fund III, L.P.
                            and Eric J. Pulaski (incorporated by reference to Exhibit
                            10.10 to the Form S-1).
         10.11           -- Registration Rights Agreement dated November 7, 1997
                            among BindView and Scott R. Plantowsky (incorporated by
                            reference to Exhibit 10.11 to the Form S-1).
         10.12+          -- Employee Agreement dated September 26, 1996 between the
                            Registrant and David E. Pulaski (incorporated by
                            reference to Exhibit 10.14 to the Form S-1).
         10.13           -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.16 to the Form S-1).
         23.1*           -- Consent of PricewaterhouseCoopers LLP.
         27.1*           -- Financial Data Schedule.

                        BINDVIEW DEVELOPMENT CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of PricewaterhouseCoopers LLP........................    31
Consolidated Balance Sheet at December 31, 1999 and 1998....    32
Consolidated Statement of Operations and Comprehensive
  Income (Loss) for the years ended December 31, 1999, 1998
  and 1997..................................................    33
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period ended December 31, 1999.....    34
Consolidated Statement of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    35
Notes to Consolidated Financial Statements..................    36
Supplemental Combined Financial Statements..................    52

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BindView Development Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of BindView Development Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As described in Note 14, on February 9, 2000, BindView Development Corporation merged with Entevo Corporation in a transaction accounted for as a pooling of interests. The accompanying supplementary combined financial statements give retroactive effect to the merger of BindView Development Corporation with Entevo Corporation. Accounting principles generally accepted in the United States proscribe giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include the date of consummation. These financial statements do not extend through the date of consummation, however, they will become the historical consolidated financial statements of BindView Development Corporation and its subsidiaries after financial statements covering the date of consummation of the business combination are issued.

     In our opinion, based upon our audits, the accompanying supplementary combined balance sheets and the related supplementary combined statements of operations and comprehensive loss, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of BindView Development Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
January 26, 2000,
except as to Note 14 which is as of February 9, 2000 and except as to the pooling of interests with Entevo Corporation which is as of March 29, 2000

                        BINDVIEW DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $61,329   $ 48,010
  Short-term investments....................................    4,834     10,187
  Accounts receivable, net of allowance of $523 and $204,
     respectively...........................................   14,487      5,711
  Deferred tax assets.......................................    3,069      3,245
  Other current assets......................................      900      1,676
                                                              -------   --------
          Total current assets..............................   84,619     68,829
Property and equipment, net.................................    7,570      5,342
Capitalized software and related assets, net................    1,177      1,374
Long-term investments.......................................    6,120         --
Other assets................................................      437        492
                                                              -------   --------
          Total assets......................................  $99,923   $ 76,037
                                                              =======   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,672   $  1,954
  Accrued liabilities.......................................    2,356      1,903
  Accrued compensation......................................    3,386        984
  Deferred revenue..........................................    9,679      4,994
                                                              -------   --------
          Total current liabilities.........................   18,093      9,835
                                                              -------   --------
Commitments and contingencies (Note 9)
Convertible debentures......................................       --      7,572
Other long-term liabilities.................................       --         94
                                                              -------   --------
          Total long-term liabilities.......................       --      7,666
                                                              -------   --------
          Total liabilities.................................   18,093     17,501
                                                              -------   --------
Shareholders' equity:
  Convertible preferred stock, $0.01 par value, 20,000
     shares authorized, 0 and 2,528 shares issued and
     outstanding, respectively..............................       --         --
  Convertible preferred stock, $0.025 par value, 520 shares
     authorized, 7 and 4 shares issued and outstanding,
     respectively...........................................       --         --
  Common stock, no par value, 100,000 shares authorized,
     46,695 and 42,206 shares issued and outstanding,
     respectively...........................................        1          1
  Additional paid-in capital................................   85,517     65,675
  Common Stock to be issued, 350 shares.....................       --      3,352
  Accumulated deficit.......................................   (3,523)   (10,532)
  Accumulated other comprehensive income (loss).............     (165)        40
                                                              -------   --------
          Total shareholders' equity........................   81,830     58,536
                                                              -------   --------
          Total liabilities and shareholders' equity........  $99,923   $ 76,037
                                                              =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999      1998       1997
                                                              -------   -------   --------
Revenues:
  Licenses..................................................  $49,963   $30,209   $ 17,821
  Services..................................................   17,985     8,275      3,056
                                                              -------   -------   --------
          Total revenues....................................   67,948    38,484     20,877
                                                              -------   -------   --------
Cost of revenues:
  Cost of licenses..........................................    1,425       958        644
  Cost of services..........................................    2,045     1,123        637
                                                              -------   -------   --------
          Total cost of revenues............................    3,470     2,081      1,281
                                                              -------   -------   --------
Gross profit................................................   64,478    36,403     19,596
                                                              -------   -------   --------
Costs and expenses:
  Sales and marketing.......................................   27,965    19,096     10,200
  Research and development..................................   16,656    10,513      4,320
  General and administrative................................    5,904     4,311      3,421
  Acquisition related earnout...............................    1,200        --         --
  Merger and restructuring..................................    2,524        --         --
  Purchased in-process research and development.............       --     2,488         --
  Stock compensation expense................................       --        --     15,262
                                                              -------   -------   --------
Operating income (loss).....................................   10,229        (5)   (13,607)
Other income, net...........................................    3,079     1,086         79
                                                              -------   -------   --------
Income (loss) before income tax provision...................   13,308     1,081    (13,528)
Provision (benefit) for income taxes........................    6,299     2,945     (3,150)
                                                              -------   -------   --------
Net income (loss)...........................................    7,009    (1,864)   (10,378)
Other comprehensive income, net of tax:
  Gain (loss) from foreign currency translation.............     (205)       40         --
                                                              -------   -------   --------
  Comprehensive income (loss)...............................  $ 6,804   $(1,824)  $(10,378)
                                                              =======   =======   ========
Basic income (loss) per share...............................  $  0.15   $ (0.07)
Diluted income (loss) per share.............................  $  0.14   $ (0.07)
  Pro forma information:
     Net loss as reported...................................                      $(10,378)
     Pro forma benefit in lieu of income
       taxes................................................                          (765)
                                                                                  --------
     Pro forma net loss.....................................                      $ (9,613)
                                                                                  ========
     Pro forma basic net loss per share.....................                      $  (0.55)
     Pro forma diluted net loss per share...................                      $  (0.55)

  The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                COMMON                              RETAINED      ACCUMULATED
                                              COMMON STOCK       STOCK     ADDITIONAL   COMMON      EARNINGS         OTHER
                                             ---------------     TO BE      PAID-IN      STOCK    (ACCUMULATED   COMPREHENSIVE
                                             SHARES   AMOUNT   DELIVERED    CAPITAL     WARRANT     DEFICIT)     INCOME(LOSS)
                                             ------   ------   ---------   ----------   -------   ------------   -------------
Balance at January 1, 1997.................  16,374    $ 1           --     $    213        --      $  2,351            --
  Issuance of common stock.................     222     --           --          902        --            --            --
  S Corporation distributions..............      --     --           --           --        --        (1,274)           --
  Issuance of common stock to satisfy 1993
    employment and acquisition liability...   1,006     --           --          272        --            --            --
  Issuance of common stock pursuant to
    termination of Phantom Stock Plan......   9,890     --           --       14,092        --            --            --
  Transfer of S Corporation accumulated
    deficit upon conversion to C
    Corporation............................      --     --           --         (633)       --           633            --
  Issuance of convertible preferred stock
    (2,532 shares).........................      --     --           --       18,024        --            --            --
  Issuance of warrant to purchase common
    stock (875 shares).....................      --     --           --           --       550            --            --
  Purchase of treasury stock (9,844
    shares)................................      --     --           --           --        --            --            --
  Exercise of stock options................      20     --           --            6        --            --            --
  Net loss.................................      --     --           --           --        --       (10,378)           --
                                             ------    ---      -------     --------     -----      --------         -----
Balance at December 31, 1997...............  27,512      1           --       32,876       550        (8,668)           --
  Exercise of stock options................   2,182     --           --        2,076        --            --            --
  Exercise of stock warrants...............   2,376     --           --        4,796      (550)           --            --
  Issuance of convertible preferred stock
    (3 shares).............................      --     --           --           39        --            --            --
  Issuance of common stock.................       8     --           --            6        --            --            --
  Tax benefit related to exercise of
    employee stock options.................      --     --           --        3,462        --            --            --
  Conversion of preferred stock............  12,640     --           --           --        --            --            --
  Initial public offering..................   6,642     --           --       30,025        --            --            --
  Secondary offering.......................     690     --           --        6,412        --            --            --
  Shares to be issued to acquire business
    (350 shares)...........................      --     --        3,352           --        --            --            --
  Retirement of treasury stock.............  (9,844)    --           --      (14,017)       --            --            --
  Cumulative translation adjustment........      --     --           --           --        --            --            40
  Net loss.................................      --     --           --           --        --        (1,864)           --
                                             ------    ---      -------     --------     -----      --------         -----
Balance at December 31, 1998...............  42,206      1        3,352       65,675        --       (10,532)           40
  Exercise of stock options................   2,941     --           --        2,656        --            --            --
  Tax benefit related to exercise of
    employee stock options.................      --     --           --        6,176        --            --            --
  Issuance pursuant to business acquired...     350     --       (3,352)       3,352        --            --            --
  Conversion of convertible debentures and
    preferred stock........................   1,198     --           --        7,658        --            --            --
  Cumulative translation adjustment........      --     --           --           --        --            --          (205)
  Net income...............................      --     --           --           --        --         7,009            --
                                             ------    ---      -------     --------     -----      --------         -----
Balance at December 31, 1999...............  46,695    $ 1      $    --     $ 85,517     $  --      $ (3,523)        $(165)
                                             ======    ===      =======     ========     =====      ========         =====


                                                              TOTAL
                                              TREASURY    SHAREHOLDERS'
                                               STOCK         EQUITY
                                             ----------   -------------
Balance at January 1, 1997.................         --      $  2,565
  Issuance of common stock.................         --           902
  S Corporation distributions..............         --        (1,274)
  Issuance of common stock to satisfy 1993
    employment and acquisition liability...         --           272
  Issuance of common stock pursuant to
    termination of Phantom Stock Plan......         --        14,092
  Transfer of S Corporation accumulated
    deficit upon conversion to C
    Corporation............................         --            --
  Issuance of convertible preferred stock
    (2,532 shares).........................         --        18,024
  Issuance of warrant to purchase common
    stock (875 shares).....................         --           550
  Purchase of treasury stock (9,844
    shares)................................    (14,017)      (14,017)
  Exercise of stock options................         --             6
  Net loss.................................         --       (10,378)
                                              --------      --------
Balance at December 31, 1997...............    (14,017)       10,742
  Exercise of stock options................         --         2,076
  Exercise of stock warrants...............         --         4,246
  Issuance of convertible preferred stock
    (3 shares).............................         --            39
  Issuance of common stock.................         --             6
  Tax benefit related to exercise of
    employee stock options.................         --         3,462
  Conversion of preferred stock............         --            --
  Initial public offering..................         --        30,025
  Secondary offering.......................         --         6,412
  Shares to be issued to acquire business
    (350 shares)...........................         --         3,352
  Retirement of treasury stock.............     14,017            --
  Cumulative translation adjustment........         --            40
  Net loss.................................         --        (1,864)
                                              --------      --------
Balance at December 31, 1998...............         --        58,536
  Exercise of stock options................         --         2,656
  Tax benefit related to exercise of
    employee stock options.................         --         6,176
  Issuance pursuant to business acquired...         --            --
  Conversion of convertible debentures and
    preferred stock........................         --         7,658
  Cumulative translation adjustment........         --          (205)
  Net income...............................         --         7,009
                                              --------      --------
Balance at December 31, 1999...............   $     --      $ 81,830
                                              ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              ---------   -------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $   7,009   $(1,864)  $(10,378)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization expense...................      3,003     1,205        846
    Loss on disposition of property and equipment...........        147        --         --
    Stock compensation expense..............................         --        --     14,642
    Increase in provision for bad debts.....................        370         9        170
    Purchased in-process research and development...........         --     2,488         --
    Deferred income taxes...................................      6,299     2,945     (3,150)
    Interest payable........................................         --       392         42
    Changes in assets and liabilities, net of acquired
      business:
      (Increase) in accounts receivable.....................     (8,975)   (1,056)    (2,762)
      (Increase) decrease in other current assets...........        808    (1,485)       408
      Increase in accounts payable..........................        629     1,043        614
      Increase in accrued liabilities.......................      2,838       800      1,464
      Increase in deferred revenue..........................      4,657     2,843      1,459
                                                              ---------   -------   --------
         Net cash provided by operating activities..........     16,785     7,320      3,355
                                                              ---------   -------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................     (5,181)   (5,140)    (1,465)
  Purchase of investments...................................   (160,659)  (10,187)        --
  Maturities of short-term..................................    159,892        --         --
  Disposal of property and equipment........................         --       201         --
  Cash acquired in business acquisition.....................         --       156         --
  Other.....................................................        (79)     (397)       (94)
                                                              ---------   -------   --------
         Net cash used by investing activities..............     (6,027)  (15,367)    (1,559)
                                                              ---------   -------   --------
Cash flows from financing activities:
  S Corporation distributions...............................         --        --     (1,274)
  Notes payable and long-term debt..........................         --        73         83
  Proceeds from issuance of convertible preferred stock and
    common stock warrants...................................         --        39     18,024
  Proceeds from issuance of common stock....................         --        --        559
  Proceeds from issuance of debentures......................         --     3,949      3,099
  Purchases of treasury stock...............................         --        --    (14,017)
  Proceeds from initial public offering.....................         --    30,025         --
  Proceeds from secondary offering..........................         --     6,412         --
  Proceeds from exercise of stock warrants, net.............         --     4,246         --
  Proceeds from exercise of stock options...................      2,656     2,076          6
                                                              ---------   -------   --------
         Net cash provided by financing activities..........      2,656    46,820      6,480
Effect of exchange rate changes on cash.....................        (95)       40         --
                                                              ---------   -------   --------
Net increase in cash and cash equivalents...................     13,319    38,813      8,276
Cash and cash equivalents at beginning of period............     48,010     9,197        921
                                                              ---------   -------   --------
Cash and cash equivalents at end of period..................  $  61,329   $48,010   $  9,197
                                                              =========   =======   ========
Supplemental disclosures for cash flow information:
  Cash paid during the year for interest....................  $      --   $    --   $      9
  Cash paid during the year for income taxes................  $      --   $    --   $     --
Noncash financing and investing activities:
  Issuance of 1,006 shares of common stock in 1997 to
    satisfy 1993 acquisition liability......................  $      --   $    --   $    272
  Issuance of warrant to purchase 875 shares of common stock
    in 1997 to satisfy bonus obligation.....................  $      --   $    --   $    550
  Issuance of 350 shares of common stock related to the
    acquisition of Curasoft ................................  $   3,352        --         --
  Tax benefit related to the exercise of employee stock
    options.................................................  $   6,176   $ 3,462         --
  Conversion of convertible debentures and preferred stock
    into common stock.......................................  $   7,658        --         --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PAR VALUE)

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of BindView Development Corporation and its wholly-owned subsidiaries. In March of 1999, BindView merged with Netect, Ltd. ("Netect") in a pooling of interests transaction. The financial data included in these financial statements have been restated to reflect the merger with Netect. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

     The Company licenses its software products under perpetual licenses and recognizes its license revenue upon meeting each of the following criteria: (i) execution of a written purchase order, license agreement or contract; (ii) delivery of software or, if the customer has previously received evaluation software, delivery of the software license authorization code; (iii) issuance of the related license, with no significant vendor obligations or customer acceptance rights outstanding; (iv) the license fee is fixed or determinable; and (v) collectibility is assessed as being probable. Revenues from perpetual licenses are recorded as license revenue in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss). Service revenues include subscription contracts and professional services. Customers are generally required to purchase a one year subscription agreement in conjunction with their initial licensing of the Company's products. Subscription contracts are purchased separately by customers at their discretion after the first anniversary of a license sale. Subscription revenues are recognized ratably over the contract term. Revenues from subscription contracts and other related services are reported as service revenue in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss). The Company recognizes revenue in accordance with the Statement of Position No. 97-2 "Software Revenue Recognition" and Statement of Position No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions."

     Deferred revenue is comprised primarily of subscription revenue and other services. The portion of subscription contract revenues that have not yet been recognized as revenues is reported as deferred revenue in the accompanying consolidated balance sheet. Deferred subscription revenue which has not been collected is not recognized.

     Prior to January 1, 1998, postcontract customer support, consisting solely of telephone technical support, was included in the product sale to the Company's customers. During that period, the costs of providing this support was accrued and charged to expense at the time the revenue was recognized. Subsequent to January 1, 1998, post contract customer support is provided under subscription contracts.

ADVERTISING COSTS

     Advertising costs are expensed as incurred.

                        BINDVIEW DEVELOPMENT CORPORATION

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations when incurred. In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes costs incurred in the development of software once technological feasibility has been determined. The Company currently considers technological feasibility to have been established once a working model of a product has been produced and tested. Amortization of capitalized software development costs is based on a straight line basis over the product's useful life ranging between three and seven years. To date, costs incurred by the Company's development staff and capitalizable subsequent to the establishment of technological feasibility have not been material and are included in capitalized software in the accompanying Consolidated Balance Sheet.

     Capitalized software also includes the cost of developed products obtained by the Company as a result of its business combinations with other companies. In December 1998, the Company completed its acquisition of Curasoft, Inc. and recorded $1,381 in capitalized software development costs as part of its purchase price allocation (Note 13).

SOFTWARE DEVELOPED FOR INTERNAL USE

     The Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) in 1999. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. The adoption of SOP 98-1 did not result in the capitalization of costs during 1999.

STOCK-BASED COMPENSATION

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method, as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock, and is recognized over the related vesting period. The Company provides proforma disclosure of the effect on net income and earnings per share as if the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied in measuring compensation expense.

OTHER INCOME

     Other income consists primarily of interest earned on cash and cash equivalents and short-term and long-term investments.

INCOME TAXES

     Prior to October 16, 1997, the Company had elected to be treated as an S Corporation for federal income tax purposes. Accordingly, all federal income tax liability prior to that date was the responsibility of the shareholders.

     The provision for income taxes is computed based on income earned from the termination date of the Company's S election on October 16, 1997. The asset and liability approach is used to account for income taxes. This approach requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities.

                        BINDVIEW DEVELOPMENT CORPORATION

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

INVESTMENTS

     The Company's investments are classified as held to maturity as the Company has the intent and ability to hold the investments until maturity. These investments are reported at amortized cost. Short-term investments have original maturities of more than three months and a remaining maturity of less than one year. Long-term investments have original maturities of more than one year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of cash equivalents, investments, accounts receivable, accounts payable and deferred revenues reflected in the December 31, 1999 and 1998 Consolidated Balance Sheet approximate their carrying value due to their short maturities.

     The fair value of $7,572 related to convertible debentures reflected in the December 31, 1998 Consolidated Balance Sheet was estimated using discounted cash flow analysis, based on Netect's incremental borrowing rates for similar types of borrowing arrangements.

CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company maintains its cash equivalent balance in money market funds invested in U.S. Treasury Certificates or in U.S. dollar linked instruments with major banks. These funds are not FDIC insured. The Company has not experienced any losses in such funds and believes it is not exposed to any significant credit risk on cash equivalents. The Company's investment policies restrict its investments to low risk, highly liquid securities. The Company also performs periodic evaluations of its investment policies to review its investment credit risk.

     Management believes that concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of its customers to minimize credit risk. Approximately 17%, 10% and 13% of the Company's sales were made on an export basis, primarily to customers in Europe and the United Kingdom in 1999, 1998 and 1997, respectively.

RECEIVABLES

     Trade finance receivables arise in the ordinary course of business. During 1999, the Company transferred $4,975 in trade finance receivables to a financing institution on a non-recourse basis. The Company records

                        BINDVIEW DEVELOPMENT CORPORATION
such transfers as sales of the related accounts receivable when the Company is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

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

FOREIGN CURRENCY

     Assets and liabilities of the Company's foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. The functional currency of those subsidiaries is their local currency, which is the primary currency in which they operate. Cumulative translation adjustments are reported as a separate component of comprehensive income (loss). To date, adjustments resulting from the process of translating foreign subsidiaries financial statements into U.S. dollars have not been significant.

COMPREHENSIVE INCOME (LOSS)

     The Company's only component of other comprehensive income is foreign currency translation adjustments. Changes in the Company's cumulative translation adjustment have been characterized as other comprehensive income in the accompanying Consolidated Statement of Operations and Comprehensive Income.

SEGMENT REPORTING

     The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. The management approach required by SFAS 131 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The Company believes it operated in one reportable segment as defined by SFAS 131 for the years ended December 31, 1999, 1998 and 1997.

USE OF ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

                        BINDVIEW DEVELOPMENT CORPORATION

RECENT PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." The pronouncement establishes accounting and reporting standards for derivative instruments. The pronouncement was to become effective for fiscal years beginning after June 15, 1999. During June 1999, FASB issued SFAS 137 -- an amendment of SFAS 133 which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company has historically not engaged in significant derivative instrument activity. Adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or operational results.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the second quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

2. INVESTMENTS

     Investments considered held to maturity at December 31, 1999, consisted of the following:

                                                                       GROSS            GROSS
                                                                     UNREALIZED      UNREALIZED
                                   AMORTIZED COST   MARKET VALUE   HOLDING LOSSES   HOLDING GAINS
                                   --------------   ------------   --------------   -------------
Short-term corporate bonds.......     $   751         $   749           $ 2             $  --
Government agency bonds..........       2,020           2,013             7                --
Asset backed securities..........       6,120           6,093            27                --
Certificate of deposit...........       2,063           2,061             2                --
                                      -------         -------           ---             -----
          Total corporate             $10,954         $10,916           $38             $  --
            bonds................
                                      =======         =======           ===             =====

     All of the investments at December 31, 1999 are scheduled to mature in 2000 and 2001. Market value is based upon quoted market prices for the investments. Investments considered held to maturity at December 31, 1998, consisted of the following:

                                                                       GROSS            GROSS
                                                                     UNREALIZED      UNREALIZED
                                   AMORTIZED COST   MARKET VALUE   HOLDING LOSSES   HOLDING GAINS
                                   --------------   ------------   --------------   -------------
Government agency bonds..........     $ 2,019         $ 2,013           $ 6             $  --
Certificates of deposit..........       2,063           2,061             2                --
Asset backed securities..........       6,105           6,092            13                --
                                      -------         -------           ---             -----
                                      $10,187         $10,166           $21             $  --
                                      =======         =======           ===             =====

                        BINDVIEW DEVELOPMENT CORPORATION

3. PROPERTY AND EQUIPMENT

     Property and equipment balances are summarized as follows:

                                                                       DECEMBER 31,
                                                       ESTIMATED     -----------------
                                                      USEFUL LIVES    1999      1998
                                                      ------------   -------   -------
Computer equipment and software.....................  3 years        $ 9,233   $ 6,042
Office furniture and other equipment................  3-10 years       1,665     1,259
Leasehold improvements..............................  Lease terms      2,061       761
                                                                     -------   -------
                                                                      12,959     8,062
Less -- accumulated depreciation....................                  (5,389)   (2,720)
                                                                     -------   -------
                                                                     $ 7,570   $ 5,342
                                                                     =======   =======

     Depreciation expense totaled $2,806, $1,198 and $716 in 1999, 1998 and 1997, respectively.

4. CAPITALIZED SOFTWARE

     Capitalized software costs are summarized as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Capitalized software........................................  $1,669   $1,669
Less -- accumulated amortization............................    (492)    (295)
                                                              ------   ------
                                                              $1,177   $1,374
                                                              ======   ======

     Amortization expense for capitalized software totaled $197, $7 and $130, in 1999, 1998 and 1997 respectively.

5. CONVERTIBLE DEBENTURES

     Convertible debentures for $3,960 and $3,178 were issued by Netect in 1998 and 1997, respectively, to certain investors. These debentures earned interest at 8% accrued annually and payable upon conversion or redemption. In accordance to the terms set forth in the agreement, the debentures were converted into common stock of the Company at a rate of $7.24 per share in connection with the merger of Netect into the Company.

6. INCOME TAXES

     Effective October 16, 1997, the Company elected to be treated as a C Corporation for federal income tax purposes. Accordingly, no federal income tax expense was recorded by the Company prior to October 16, 1997 because operating results are reported in the individual income tax returns of the shareholders.

     The components of income (loss) before income taxes are summarized as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999      1998       1997
                                                         -------   -------   --------
Continuing operations
     Domestic..........................................  $18,872   $ 5,350   $(11,676)
     Foreign...........................................   (5,564)   (4,269)    (1,852)
                                                         -------   -------   --------
          Total income (loss) before income taxes......  $13,308   $ 1,081   $(13,528)
                                                         =======   =======   ========

                        BINDVIEW DEVELOPMENT CORPORATION

     The Company's income tax provision (benefit) is comprised of the following (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1999     1998     1997
                                                            ------   ------   -------
Current income tax expense
     Federal..............................................  $   --   $   --   $    --
     State................................................      --       --        --
     Foreign..............................................      --       --        --
                                                            ------   ------   -------
          Total current income tax expense................      --       --        --
Deferred income tax expense
     Federal..............................................  $6,187   $2,910   $(3,060)
     State................................................     112      435       (90)
     Foreign..............................................      --     (400)       --
                                                            ------   ------   -------
          Total deferred income tax expense...............  $6,299   $2,945   $(3,150)
                                                            ------   ------   -------
          Total income tax provision (benefit)............  $6,299   $2,945   $(3,150)
                                                            ======   ======   =======

     The overall income tax provision (benefit) for 1999, 1998 and 1997 resulted in effective tax rates of 47.3%, 272.4% and 23.3%, respectively. A reconciliation of the federal statutory rate and the Company's provision for income taxes is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1999     1998     1997
                                                            ------   ------   -------
Income tax provision (benefit) at the applicable federal
  statutory rate..........................................  $4,658   $  378   $(4,735)
State income taxes, net of federal benefit................     112       50       (68)
Research and development credit...........................    (700)    (500)       --
Non-deductible in-process research and development........      --      870        --
Non-deductible transaction expenses.......................     349       --        --
Tax obligation allocated to S Corporation shareholders....      --       --      (765)
S Corporation income from January 1, 1997 through October
  16, 1997................................................      --       --     1,595
Valuation allowance.......................................   1,892    2,330       900
Other.....................................................     (12)    (183)      (77)
                                                            ------   ------   -------
          Total provision (benefit) for income taxes......  $6,299   $2,945   $(3,150)
                                                            ======   ======   =======

                        BINDVIEW DEVELOPMENT CORPORATION

     Deferred tax assets and liabilities at December 31, 1998 and 1999 are comprised of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Assets
  Net operating loss carryforwards..........................  $7,435   $6,375
  Research and development credit carryforward..............   1,075      500
  Allowance for bad debts...................................     170       70
  Other.....................................................      15       --
                                                              ------   ------
  Total.....................................................   8,695    6,945
Liabilities
  Differences in basis for long-lived assets................    (404)    (370)
                                                              ------   ------
Total.......................................................   8,291    6,575
Less: Valuation allowance -- foreign losses.................  (5,222)  (3,330)
                                                              ------   ------
Total deferred tax asset....................................  $3,069   $3,245
                                                              ======   ======

     The Company has net operating loss carryforwards at December 31, 1999 of approximately $21,150 available to offset future taxable income that expires between 2003 and 2019 resulting in a deferred tax asset of approximately $7,435. Based on the historical earnings generated by the Company and certain limitations that may limit the utilization of net operating loss carryforwards, management has provided a valuation allowance of $5,222 at December 31, 1999 against the net operating loss carryforwards. The Company's ability to utilize the net operating loss carryforwards related to its acquisitions may be subject to certain limitations.

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

     The Company granted 6,598 phantom stock units during 1996. No grants were made during 1997. The Company terminated the Phantom Stock Plan in October 1997 and issued 3,514 shares of common stock on October 13, 1997 and 6,376 shares of common stock on October 16, 1997 to retire the Phantom Stock Plan. The Company recognized a related stock compensation charge of $14,712 in October 1997.

     On October 16, 1997, the Company issued 2,608 common stock options under the Company's 1997 Employee Stock Option Plan with an exercise price of $1.43 per share to former participants in the Phantom Stock Plan (Note 8). No compensation expense has been recorded related to these options as the exercise price is equal to the fair market value of the Company's common stock on the date of grant.

                        BINDVIEW DEVELOPMENT CORPORATION

OFFICER WARRANTS

     In November 1997, the Company issued a warrant to purchase 875 shares of common stock at a price of $1.43 per share to an officer to terminate a provision of the stock option agreement with that officer. The Company recognized compensation expense of $550 during the fourth quarter of 1997 based upon the fair value of the warrant issued.

8. SHAREHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK TO SATISFY ACQUISITION LIABILITY

     In April 1997, the Company issued 1,006 shares to satisfy its 1993 obligation incurred related to an employment agreement and the acquisition of certain technology rights.

ISSUANCE OF CONVERTIBLE PREFERRED STOCK AND WARRANTS

     In October 1997, the Company issued 2,528 shares of $0.01 par value convertible preferred stock and warrants to purchase 1,500 shares of common stock, at $2.00 per share in exchange for $18,002 of cash. The warrants were immediately exercisable and had an expiration date of April 16, 2000. In the event of a liquidation of the Company, the Company's preferred stock had a liquidation preference over its common stock. The preferred stock had a liquidation value of $7.12 per preferred share and was convertible at the option of the holder into common stock on a 5-for-1 basis. As a result of the Company's initial public offering in July of 1998, the Company's preferred stock automatically converted into common stock.

     In February 1997, Netect issued to a certain investor a warrant to purchase 124 shares of common stock, at $8.07 per share.

     In October 1997 and July 1998, Netect issued 4 and 3 shares of $0.025 par value convertible preferred stock and warrants to purchase 114 and 12 shares of common stock, at less than $0.01 per share in exchange for $22 and $39, respectively. In the event of a liquidation of the Company, the Company's preferred stock had a liquidation preference over its common stock. The preferred stock had a liquidation value of $14.48 per preferred share and was convertible at the option of the holder into common stock on a 2-for-1 basis. These preferred shares had a preferred compound annual dividend of 8% based on the original purchase price of $14.48 per share.

     In November 1997, Netect issued a warrant to purchase 72 shares of common stock at a price of less than $0.01 per share to its former Chief Executive Officer. This warrant was issued in conjunction with the termination agreement with that officer.

     In connection with the merger of Netect into the Company, all outstanding Netect warrants and preferred shares were exchanged for shares of Company common stock.

TREASURY STOCK TRANSACTIONS

     The Company repurchased 9,844 shares of common stock for $1.43 per share in October 1997. These treasury shares were retired by the Company in September 1998.

INITIAL PUBLIC OFFERING

     On May 15, 1998, the Company filed a registration statement permitting the Company to sell 5,518 shares of its common stock to the public and 1,124 additional shares to cover over-allotments. The registration statement also permitted certain stockholders of the Company to sell 1,982 shares to the public. The registration statement became effective on July 23, 1998. With the exercise of the over-allotment, the initial public offering resulted in proceeds to the Company of approximately $30,025, net of approximately

                        BINDVIEW DEVELOPMENT CORPORATION

$3,189 in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

SECONDARY OFFERING

     On November 25, 1998, the Company filed a registration statement permitting the Company to sell 600 shares of its common stock to the public and 90 additional shares to cover over-allotments. The registration statement also permitted certain stockholders of the Company to sell 5,400 shares to the public and 810 additional shares to cover over-allotments. The registration statement became effective on December 4, 1998. With the exercise of the over-allotment, the secondary offering resulted in proceeds to the Company of approximately $6,412, net of approximately $833 in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the secondary public offering.

STOCK OPTION PLANS

  Incentive Stock Option Plan

     In 1996, the Company's Board of Directors adopted the Incentive Stock Option Plan. At December 31, 1999, there were 2,482 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 475, 928 and 524 shares were exercisable at December 31, 1999, 1998 and 1997 with a weighted average exercise price per share of $4.34, $0.53 and $0.40, respectively.

  Nonqualified Stock Option Plan

     In 1996, the Company's Board of Directors adopted the Nonqualified Stock Option Plan. At December 31, 1999, there were 1,105 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 540, 1,034 and 438 shares were exercisable at December 31, 1999, 1998 and 1997, with a weighted average exercise price per share of $0.76, $1.12 and $0.67, respectively.

  1997 Employee Stock Option Plan

     In 1997, the Company's Board of Directors adopted the 1997 Employee Stock Option Plan. At December 31, 1999, there were 1,720 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 1,132 and 1,130 shares were exercisable at December 31, 1999 and 1998, with a weighted average exercise price per share of $1.43 and $1.43, respectively. There were no options exercisable at December 31, 1997.

  1998 Omnibus Incentive Plan

     In 1998, the Company's Board of Directors adopted the 1998 Omnibus Incentive Plan. At December 31, 1999, there were 3,541 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 245 and 58 shares were exercisable at December 31, 1999 and 1998, with a weighted average exercise price per share of $9.29 and $2.44, respectively. There were no options exercisable at December 31, 1997.

  Non-Employee Director Plan

     In 1998, the Company's Board of Directors adopted the Non-Employee Director Plan. At December 31, 1999, there were 340 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 60 shares were exercisable at December 31, 1999, with a weighted average exercise price per share of $1.92. There were no options exercisable at December 31, 1998 or 1997.

                        BINDVIEW DEVELOPMENT CORPORATION

  International Employee Stock Option Plan and Section 102 share Option Plan

     In 1998, Netect's Board of Directors adopted the International Employee Stock Option and Section 102 share Option Plans. At December 31, 1999, there were 88 shares of common stock reserved by the Board of Directors for issuance under these plans. Options on 14 and 20 shares were exercisable at December 31, 1999 and 1998, with a weighted average exercise price per share of $2.25 and $2.25, respectively. In connection with the merger of Netect into the Company, these options were exchanged for options to purchase the Company's common stock using the exchange ratio, which is reflected in the amounts disclosed herein.

  All Stock-Based Compensation Plans

     Substantially all options reserved under the Company's Incentive Stock Option Plan, the Nonqualified Stock Option Plan and the 1997 Employee Stock Option Plan have been issued. Options granted under the Incentive Stock Option Plan, Nonqualified Stock Option Plan, 1998 Omnibus Incentive Plan and Non-Employee Director Plan generally vest 20% per year over five years. Options granted under the International Employee Stock Option Plan and the Section 102 share Option Plan generally vest 25% per year over four years. Options granted under the 1997 Employee Stock Option Plan vest at varying rates through the year 2001. Options must be exercised no later than ten years from the date of grant. Stock options have been granted at the fair market value of the Company's stock at the date of grant.

     The following table summarizes combined activity under the stock option plans for each of the three years ended December 31, 1999:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                                   PRICE
                                                     OPTIONS   PRICE PER SHARE   PER SHARE
                                                     -------   ---------------   ---------
Options outstanding, December 31, 1996.............   2,792    $0.38 - $ 1.24     $ 0.79
  Options granted..................................   6,782    $0.55 - $ 1.43     $ 1.01
  Options lapsed or canceled.......................    (426)   $0.38 - $ 1.43     $ 0.49
  Options exercised................................     (20)           $ 0.38     $ 0.38
                                                     ------
Options outstanding, December 31, 1997.............   9,128    $0.38 - $ 1.43     $ 0.96
  Options granted..................................   3,192    $1.93 - $13.75     $ 5.35
  Options lapsed or canceled.......................    (232)   $0.48 - $ 5.00     $ 1.52
  Options exercised................................  (2,182)   $0.38 - $ 5.00     $ 0.96
                                                     ------
Options outstanding, December 31, 1998.............   9,906    $0.38 - $13.75     $ 2.36
  Options granted..................................   3,662    $9.16 - $22.25     $11.25
  Options lapsed or canceled.......................  (1,400)   $0.58 - $13.75     $ 3.25
  Options exercised................................  (2,892)   $0.38 - $11.50     $ 1.20
                                                     ------
Options outstanding, December 31, 1999.............   9,276    $0.38 - $22.25     $ 5.97
                                                     ======

                        BINDVIEW DEVELOPMENT CORPORATION

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:

                                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                   ------------------------------------   --------------------
                                                 WEIGHTED      WEIGHTED               WEIGHTED
                                                  AVERAGE      AVERAGE                AVERAGE
                                   SHARES IN     REMAINING     EXERCISE   SHARES IN   EXERCISE
                                   THOUSANDS   LIFE IN YEARS    PRICE     THOUSANDS    PRICE
                                   ---------   -------------   --------   ---------   --------
under $1.25......................    2,185          6.6         $  .64        962      $ 0.66
$1.26 - $2.50....................    2,306          7.9         $ 1.63      1,310      $ 1.48
$2.51 - $5.00....................      573          6.1         $ 4.99         52      $ 4.98
$5.01 - $10.00...................    1,322          9.5         $ 9.63         30      $ 8.93
$10.01 - $12.50..................    2,535          9.1         $11.37         85      $11.11
Over $12.51......................      355          9.5         $16.21         27      $13.75
                                     -----          ---         ------      -----      ------
                                     9,276          8.1         $ 5.97      2,466      $ 1.79
                                     =====          ===         ======      =====      ======

  Stock Based Compensation Disclosures

     For periods prior to the Company's initial public offering, the minimum value of stock based compensation was calculated in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The following weighted average assumptions using the Black-Scholes model were used to calculate pro forma stock based compensation for the three years ended December 31, 1999 (the minimum value method used in 1997 does not include volatility):

                                                              1999   1998   1997
                                                              ----   ----   ----
Expected life (in years)....................................    6      4      4
Interest rate...............................................    6%     5%     6%
Volatility..................................................   87%    77%   N/A
Dividend yield..............................................    0%     0%     0%

     Stock based compensation costs would have reduced pretax income by $8,355, $1,097 and $164 in 1999, 1998 and 1997, respectively ($5,430, $757 and $107 after tax and $0.11, $0.05 and $0.01 per diluted share in 1999, 1998 and 1997, respectively) if such compensation in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company conducts its operations in leased facilities under operating leases expiring at various dates through 2004. The leases are cancelable upon payment of six months rent and reimbursement of the unamortized balance of the leasehold allowance. Total lease expense amounted to approximately $2,551, $795 and $642 at December 31, 1999, 1998 and 1997, respectively.

     The minimum rental commitments under operating leases at December 31, 1999 were: $3,905 in 2000, $3,648 in 2001, $3,661 in 2002, $2,645 in 2003 and $302 in
2004 and beyond.

10. 401(K) PLAN

     Effective January 1, 1995, the Company adopted a 401(k) plan which is available to all full-time employees. Employees contribute to the plan through payroll deductions. The Company matches 50% of the participant's contribution up to a maximum of 6% of a participant's compensation. Additionally, the Company

                        BINDVIEW DEVELOPMENT CORPORATION
may make a discretionary contribution as determined by the Board of Directors. Total Company contributions were $1,166, $546 and $174 in 1999, 1998 and 1997, respectively.

11. NET INCOME PER SHARE

     As a result of the Company's change from an S Corporation to a C Corporation in October 1997, presentation of pro forma net loss per share is necessary for the year ended December 31, 1997. Shares issued as a result of the 1,006 shares issued in 1997 to satisfy a 1993 acquisition liability have been treated as if they had been effective and outstanding as of January 1, 1996 and included in weighted average shares outstanding. Shares to be issued in connection with the Curasoft acquisition (Note 13) were not material to the weighted shares outstanding for 1998. For the years ended December 31, 1999, 1998 and 1997, options and warrants to acquire 239, 909 and 5,931 shares at weighted average exercise prices of $17.48, $10.73 and $1.68 per share, respectively were not included in the computations of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

     The computation of basic and diluted net income (loss) per share and pro forma basic and diluted net income (loss) per share follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1999       1998        1997
                                                       -------   ---------   --------
Net income (loss)....................................  $ 7,009   $  (1,864)
                                                       =======   =========
Pro forma net loss...................................                        $ (9,613)
                                                                             ========
Shares used in basic calculation (in thousands):
  Total basic shares.................................   45,183      28,196     17,524
Additional shares for diluted computation:
  Effect of stock options............................    5,150       6,518      1,186
  Effect of warrants.................................       38       1,090         30
  Effect of convertible debentures...................      111         666         74
  Effect of convertible preferred stock..............       --       7,074      2,638
  Effect of phantom stock............................       --          --     10,150
  Exclusion of share equivalents that are
     anti-dilutive because a loss was incurred.......       --     (15,348)   (14,078)
                                                       -------   ---------   --------
          Total diluted shares.......................   50,482      28,196     17,524
                                                       =======   =========   ========
Basic net income (loss) per share....................  $  0.15   $   (0.07)
Diluted net income (loss) per share..................  $  0.14   $   (0.07)
Pro forma basic net loss per share...................                        $  (0.55)
Pro forma diluted net loss per share.................                        $  (0.55)

12. SEGMENT DATA

     The Company manages its business primarily on an overall products and services basis; the Company has one reportable segment. The reportable segment provides products and services as described in Note 1. The accounting policies of the segment are those described in the "Summary of Significant Accounting Policies" in Note 1. The Company evaluates the performance of its segment based on segment profit. Revenues related to operations in the United States totaled $56,397, $34,636, and $18,163 for the years ended December 31, 1999, 1998, and
1997, respectively. Revenues to customers located in other foreign countries totaled $11,551, $3,848, and $2,714 for the years ended December 31, 1999, 1998, and 1997, respectively. No single customer accounted for more than 10% of revenue in 1999, 1998, or 1997. Long-lived assets within the United States

                        BINDVIEW DEVELOPMENT CORPORATION
totaled $9,007 and $5,534 at December 31, 1999 and 1998, respectively. Long-lived assets in other foreign countries totaled $177 and $143 at December 31, 1999 and 1998, respectively.

13. ACQUISITION OF CURASOFT, INC.

     In December 1998, the Company committed to deliver 350 shares of its common stock in exchange for all of the outstanding equity interests in Curasoft, Inc. in a transaction accounted for as a purchase. The aggregate consideration in the transaction was valued at $3,352. Incremental costs incurred and capitalized in connection with the acquisition were $140. The Company delivered the shares related to this acquisition in March of 1999. At December 31, 1999, the Company was obligated to make and expense an earnout payment of $1,200 to certain former owners of Curasoft based on the achievement of revenue targets related to an existing product, as well as their continued employment with the Company. The Company is not obligated to any other future earnout payments related to this acquisition.

     The Company allocated the purchase price to assets and liabilities acquired in the transaction based on their relative fair values as determined by an independent valuation firm. These acquired assets will be amortized over their estimated useful lives. The Company has allocated $1,381 of the purchase price to the existing Curasoft ENR product family which provides fully integrated event notification and response solutions for scheduling, notification, dispatch, escalation, and response.

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

     The purchase price allocation resulted in an immediate write-off of $2,488 for purchased in-process research and development costs related to a Curasoft product ("CuraSLAM") undergoing development at the acquisition date. CuraSLAM has been designed as a stand-alone product by Curasoft and is not related to the Curasoft ENR product family. This product is currently being designed to enable customers to improve the service levels of their computing environments and will help customers better align business processes with their IT functions. This product is expected to be integrated with current and future BindView products. The Company determined that the purchased in-process technology had not reached technological feasibility and had no alternative future use based on the status of design and development activities.

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

     The management of the Company conducted due diligence and performed an assessment of remaining tasks and risks to achieve completion. The development activities required to complete the acquired in-process technologies included additional design, coding, quality assurance procedures and customer beta testing. The challenges facing the Company to complete the development of this product on schedule include 1) the management of a development office away from its principle offices in Houston, Texas, 2) the ability to

                        BINDVIEW DEVELOPMENT CORPORATION
adequately staff this office, 3) the ability to effectively integrate the product with the Company's existing products and 4) the validation of the product and its features by potential customers. If the development of the product is delayed, this could adversely impact its availability date and time-to-market and therefore, its ability to market the product. If the product is available for general distribution during the first half of 2000, the Company anticipates generating material net cash inflows from this product in 2001.

     Allocation of the purchase price in the transaction is as follows:

Common stock to be issued...................................  $3,352
Transaction costs...........................................     140
                                                              ------
          Total to be allocated.............................  $3,492
                                                              ======
Allocation:
  Cash acquired.............................................  $  157
  Other current assets......................................     239
  Capitalized software......................................   1,381
  Other non-current assets..................................      41
  Current liabilities.......................................    (394)
  Deferred taxes............................................    (420)
  Purchased in-process technology...........................   2,488
                                                              ------
          Total allocated...................................  $3,492
                                                              ======

ACQUISITION OF NETECT, LTD.

     On March 1, 1999, the Company merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests. Netect develops and markets corporate security solutions for Internet/ Intranet networks. In connection with the merger, the Company issued 2,322 shares of common stock, based upon an exchange ratio of 0.800044202 shares of BindView common stock for each share of Netect common stock. As a result of this merger, all of the outstanding convertible preferred stock and convertible debentures of Netect were exchanged for the Company's common stock. The historical financial data included herein has been restated to reflect the merger with Netect by combining the historical results for the Company and Netect for all periods presented. There were no material transactions between BindView and Netect during the periods prior to the merger.

     Transaction costs of $1,533 and restructuring cost of $991 were incurred as a result of this merger. The transaction costs related to the acquisition include investment banking fees of $590, accounting and legal expenses of $565, transfer fees of $138, and other miscellaneous transaction expenses of $240.

     At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. The Company has completed substantially all of the actions related to the restructuring plans. The Company believes the remaining reserve is sufficient to complete the remaining actions under the plan.

                        BINDVIEW DEVELOPMENT CORPORATION

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 1999, were as follows:

                                     BEGINNING                    CASH       ACCRUED EXPENSES AT
RESTRUCTURING EXPENSES                ACCRUAL    ADJUSTMENT   EXPENDITURES    DECEMBER 31, 1999
----------------------               ---------   ----------   ------------   -------------------
                                                           (IN THOUSANDS)
Employee severance and related
  costs............................    $575         $238         $(780)              $33
Israeli office closing.............     119           --          (119)               --
Other restructuring costs..........      59           --           (59)               --
                                       ----         ----         -----               ---
          Total....................    $753         $238         $(958)              $33
                                       ====         ====         =====               ===

14. SUBSEQUENT EVENTS

     On January 26, 2000 the Company announced a stock dividend. Stockholders of record as of the close of business on February 9, 2000 received one additional share of BindView common stock for each share of common stock held on the record date. All share amounts included within this document have been adjusted retroactively to give effect to this stock dividend.

     On February 9, 2000 the Company merged with Entevo Corporation in a stock for stock transaction accounted for as a pooling of interests. Entevo provides directory management solutions that help organizations deploy, integrate, administer and maintain enterprise directory services in Windows NT and Windows 2000 environments. In connection with the merger, the Company issued 4,181 shares of common stock, based upon an exchange ratio of 0.1205909 shares of BindView common stock for each share of Entevo common stock and 0.17210298 shares of BindView common stock for each share of Entevo Series C Preferred Stock. There were no material transactions between the Company and Entevo during the periods prior to the merger.

                        BINDVIEW DEVELOPMENT CORPORATION

                      SUPPLEMENTAL COMBINED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 72,150   $ 51,718
  Short-term investments....................................     4,834     10,187
  Accounts receivable, net of allowance of $623 and $204,
    respectively............................................    15,701      6,595
  Deferred tax assets.......................................     3,069      3,245
  Other current assets......................................     1,142      1,796
                                                              --------   --------
         Total current assets...............................    96,896     73,541
Property and equipment, net.................................     8,485      5,880
Capitalized software and related assets, net................     1,177      1,400
Long-term investments.......................................     6,120         --
Other assets................................................       564        624
                                                              --------   --------
         Total assets.......................................  $113,242   $ 81,445
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  3,077   $  1,988
  Accrued liabilities.......................................     2,721      2,080
  Accrued compensation......................................     3,757      1,185
  Deferred revenue..........................................    10,311      5,301
  Current maturities of indebtedness........................       176         56
                                                              --------   --------
         Total current liabilities..........................    20,042     10,610
                                                              --------   --------
Commitments and contingencies (Note 10)
Convertible debentures......................................        --      7,572
Indebtedness and other long-term liabilities................       144        157
                                                              --------   --------
         Total long-term liabilities........................       144      7,729
                                                              --------   --------
         Total liabilities..................................    20,186     18,339
                                                              --------   --------
Shareholders' equity:
  Convertible preferred stock, $0.01 par value, 20,000
    shares authorized, 0 and 2,528 shares issued and
    outstanding, respectively...............................        --         --
  Convertible preferred stock, $0.025 par value, 520 shares
    authorized, 7 and 4 shares issued and outstanding,
    respectively............................................        --         --
  Series A convertible preferred stock, $0.0001 par value,
    5,000 shares authorized, 5,000 and 5,000 shares issued
    and outstanding, respectively (liquidation value
    $2,500).................................................         5          5
  Series B convertible preferred stock, no par value, 8,000
    shares authorized, 7,689 and 7,689 shares issued and
    outstanding, respectively (liquidation value $7,189)....         8          8
  Series C convertible preferred stock, no par value, 10,030 shares authorized, 10,000 shares issued and outstanding
    (liquidation value $15,000).............................        10         --
  Common stock, no par value, 100,000 shares authorized,
    47,535 and 43,020 shares issued and outstanding,
    respectively............................................         1          1
  Additional paid-in capital................................   109,471     75,514
  Common Stock to be issued, 350 shares.....................        --      3,352
  Accumulated deficit.......................................   (15,975)   (15,534)
  Notes receivable, shareholders............................      (202)      (202)
  Accumulated other comprehensive loss......................      (262)       (38)
                                                              --------   --------
         Total shareholders' equity.........................    93,056     63,106
                                                              --------   --------
         Total liabilities and shareholders' equity.........  $113,242   $ 81,445
                                                              ========   ========

   The accompanying notes are an integral part of these supplemental combined financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

               SUPPLEMENTAL COMBINED STATEMENT OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999      1998       1997
                                                              -------   -------   --------
Revenues:
  Licenses..................................................  $53,200   $31,400   $ 17,821
  Services..................................................   18,539     8,427      3,451
                                                              -------   -------   --------
          Total revenues....................................   71,739    39,827     21,272
                                                              -------   -------   --------
Cost of revenues:
  Cost of licenses..........................................    1,497       974        644
  Cost of services..........................................    2,357     1,233        729
                                                              -------   -------   --------
          Total cost of revenues............................    3,854     2,207      1,373
                                                              -------   -------   --------
Gross profit................................................   67,885    37,620     19,899
                                                              -------   -------   --------
Costs and expenses:
  Sales and marketing.......................................   34,974    22,229     10,619
  Research and development..................................   19,298    11,706      4,975
  General and administrative................................    7,294     5,253      3,994
  Acquisition related earnout...............................    1,200        --         --
  Merger and restructuring..................................    2,524        --         --
  Purchased in-process research and development.............       --     2,488         --
  Stock compensation expense................................       --        --     15,262
                                                              -------   -------   --------
Operating income (loss).....................................    2,595    (4,056)   (14,951)
Other income, net...........................................    3,263     1,236         95
                                                              -------   -------   --------
Income (loss) before income tax provision...................    5,858    (2,820)   (14,856)
Provision (benefit) for income taxes........................    6,299     2,945     (3,150)
                                                              -------   -------   --------
Net loss....................................................     (441)   (5,765)   (11,706)
Other comprehensive income (loss), net of tax:
  Gain (loss) from foreign currency translation.............     (224)        1        (39)
                                                              -------   -------   --------
  Comprehensive loss........................................  $  (665)  $(5,764)  $(11,745)
                                                              =======   =======   ========
Basic loss per share........................................  $ (0.01)  $ (0.19)
Diluted loss per share......................................  $ (0.01)  $ (0.19)
  Pro forma information:
     Net loss as reported...................................                      $(11,706)
     Pro forma benefit in lieu of income taxes..............                          (765)
                                                                                  --------
     Pro forma net loss.....................................                      $(10,941)
                                                                                  ========
     Pro forma basic net loss per share.....................                      $  (0.60)
     Pro forma diluted net loss per share...................                      $  (0.60)

   The accompanying notes are an integral part of these supplemental combined financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

            SUPPLEMENTAL COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                     CONVERTIBLE       CONVERTIBLE       CONVERTIBLE
                                                                      PREFERRED         PREFERRED         PREFERRED       COMMON
                                                  COMMON STOCK        SERIES A          SERIES B          SERIES C         STOCK
                                                 ---------------   ---------------   ---------------   ---------------     TO BE
                                                 SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   DELIVERED
                                                 ------   ------   ------   ------   ------   ------   ------   ------   ---------
Balance at January 1, 1997.....................  16,700     $1        --     $--        --     $--        --     $--      $    --
 Issuance of common stock......................    222      --        --      --        --      --        --      --           --
 S Corporation distributions...................     --      --        --      --        --      --        --      --           --
 Sale of Series A preferred stock at $0.50 per
   share (net of expenses).....................     --      --     4,920       5        --      --        --      --           --
 Issuance of common stock to satisfy 1993
   employment and acquisition liability........  1,006      --        --      --        --      --        --      --           --
 Issuance of common stock pursuant to
   termination of Phantom Stock Plan...........  9,890      --        --      --        --      --        --      --           --
 Transfer of S Corporation Accumulated deficit
   upon Conversion to C Corporation............     --      --        --      --        --      --        --      --           --
 Issuance of convertible preferred Stock
   (2,532 shares)..............................     --      --        --      --        --      --        --      --           --
 Issuance of warrant to purchase Common stock
   (875 shares)................................     --      --        --      --        --      --        --      --           --
 Purchase of treasury stock (9,844 shares).....     --      --        --      --        --      --        --      --           --
 Exercise of stock options.....................     20      --        --      --        --      --        --      --           --
 Cumulative translation adjustment.............     --      --        --      --        --      --        --      --           --
 Net loss......................................     --      --        --      --        --      --        --      --           --
                                                 ------     --     -----     ---     -----     ---     ------    ---      -------
Balance at December 31, 1997...................  27,838      1     4,920       5        --      --        --      --           --
 Exercise of stock options.....................  2,182      --        --      --        --      --        --      --           --
 Exercise of stock warrants....................  2,376      --        --      --        --      --        --      --           --
 Sale of Series A preferred stock at $0.50 per
   share.......................................     --      --        80      --        --      --        --      --           --
 Sale of Series B preferred stock at $0.935 per
   share (net of expenses).....................     --      --        --      --     7,154       7        --      --           --
 Conversion of notes payable to Series B
   preferred stock at $0.935 per share.........     --      --        --      --       535       1        --      --           --
 Issuance of common stock in exchange for notes
   receivable..................................    488      --        --      --        --      --        --      --           --
 Issuance of convertible preferred stock (3
   shares).....................................     --      --        --      --        --      --        --      --           --
 Issuance of common stock and warrants.........      8      --        --      --        --      --        --      --           --
 Tax benefit related to exercise of employee
   stock options...............................     --      --        --      --        --      --        --      --           --
 Conversion of preferred stock.................  12,640     --        --      --        --      --        --      --           --
 Initial public offering.......................  6,642      --        --      --        --      --        --      --           --
 Secondary offering............................    690      --        --      --        --      --        --      --           --
 Shares to be issued to acquire business
   (350 shares)................................     --      --        --      --        --      --        --      --        3,352
 Retirement of treasury stock..................  (9,844)    --        --      --        --      --        --      --           --
 Cumulative translation adjustment.............     --      --        --      --        --      --        --      --           --
 Net loss......................................     --      --        --      --        --      --        --      --           --
                                                 ------     --     -----     ---     -----     ---     ------    ---      -------
Balance at December 31, 1998...................  43,020      1     5,000       5     7,689       8        --      --        3,352
 Exercise of stock options.....................  2,967      --        --      --        --      --        --      --           --
 Issuance of stock warrants....................     --      --        --      --        --      --        --      --           --
 Sale of Series C preferred stock at $1.50 per
   share (net of expenses).....................     --      --        --      --        --      --     10,000     10           --
 Tax benefit related to exercise of employee
   stock options...............................     --      --        --      --        --      --        --      --           --
 Issuance pursuant to business acquired........    350      --        --      --        --      --        --      --       (3,352)
 Conversion of convertible debentures and
   preferred stock.............................  1,198      --        --      --        --      --        --      --           --
 Cumulative translation adjustment.............     --      --        --      --        --      --        --      --           --
 Net income....................................     --      --        --      --        --      --        --      --           --
                                                 ------     --     -----     ---     -----     ---     ------    ---      -------
Balance at December 31, 1999...................  47,535     $1     5,000     $ 5     7,689     $ 8     10,000    $10      $    --
                                                 ======     ==     =====     ===     =====     ===     ======    ===      =======


                                                                                        RETAINED      ACCUMULATED
                                                 ADDITIONAL                 COMMON      EARNINGS         OTHER
                                                  PAID-IN     SHAREHOLDER    STOCK    (ACCUMULATED   COMPREHENSIVE     TREASURY
                                                  CAPITAL     RECEIVABLE    WARRANT     DEFICIT)     INCOME (LOSS)      STOCK
                                                 ----------   -----------   -------   ------------   --------------   ----------
Balance at January 1, 1997.....................   $    227       $  --       $  --      $  2,621         $  --         $     --
 Issuance of common stock......................        902          --          --            --            --               --
 S Corporation distributions...................         --          --          --        (1,316)           --               --
 Sale of Series A preferred stock at $0.50 per
   share (net of expenses).....................      2,439          --          --            --            --               --
 Issuance of common stock to satisfy 1993
   employment and acquisition liability........        272          --          --            --            --               --
 Issuance of common stock pursuant to
   termination of Phantom Stock Plan...........     14,092          --          --            --            --               --
 Transfer of S Corporation Accumulated deficit
   upon Conversion to C Corporation............       (633)         --          --           633            --               --
 Issuance of convertible preferred Stock
   (2,532 shares)..............................     18,024          --          --            --            --               --
 Issuance of warrant to purchase Common stock
   (875 shares)................................         --          --         550            --            --               --
 Purchase of treasury stock (9,844 shares).....         --          --          --            --            --          (14,017)
 Exercise of stock options.....................          6          --          --            --            --               --
 Cumulative translation adjustment.............         --          --          --            --           (39)              --
 Net loss......................................         --          --          --       (11,706)           --               --
                                                  --------       -----       -----      --------         -----         --------
Balance at December 31, 1997...................     35,329          --         550        (9,768)          (39)         (14,017)
 Exercise of stock options.....................      2,076          --          --            --            --               --
 Exercise of stock warrants....................      4,796          --        (550)           --            --               --
 Sale of Series A preferred stock at $0.50 per
   share.......................................         40          --          --            --            --               --
 Sale of Series B preferred stock at $0.935 per
   share (net of expenses).....................      6,641          --          --            --            --               --
 Conversion of notes payable to Series B
   preferred stock at $0.935 per share.........        500          --          --            --            --               --
 Issuance of common stock in exchange for notes
   receivable..................................        202        (202)         --            --            --               --
 Issuance of convertible preferred stock (3
   shares).....................................         39          --          --            --            --               --
 Issuance of common stock and warrants.........          9          --          --            --            --               --
 Tax benefit related to exercise of employee
   stock options...............................      3,462          --          --            --            --               --
 Conversion of preferred stock.................         --          --          --            --            --               --
 Initial public offering.......................     30,025          --          --            --            --               --
 Secondary offering............................      6,412          --          --            --            --               --
 Shares to be issued to acquire business
   (350 shares)................................         --          --          --            --            --               --
 Retirement of treasury stock..................    (14,017)         --          --            --            --           14,017
 Cumulative translation adjustment.............         --          --          --            --             1               --
 Net loss......................................         --          --          --        (5,766)           --               --
                                                  --------       -----       -----      --------         -----         --------
Balance at December 31, 1998...................     75,514        (202)         --       (15,534)          (38)              --
 Exercise of stock options.....................      2,688          --          --            --            --               --
 Issuance of stock warrants....................         30          --          --            --            --               --
 Sale of Series C preferred stock at $1.50 per
   share (net of expenses).....................     14,053          --          --            --            --               --
 Tax benefit related to exercise of employee
   stock options...............................      6,176          --          --            --            --               --
 Issuance pursuant to business acquired........      3,352          --          --            --            --               --
 Conversion of convertible debentures and
   preferred stock.............................      7,658          --          --            --            --               --
 Cumulative translation adjustment.............         --          --          --            --          (224)              --
 Net income....................................         --          --          --          (441)           --               --
                                                  --------       -----       -----      --------         -----         --------
Balance at December 31, 1999...................   $109,471       $(202)      $  --      $(15,975)        $(262)        $     --
                                                  ========       =====       =====      ========         =====         ========


                                                     TOTAL
                                                 SHAREHOLDERS'
                                                    EQUITY
                                                 -------------
Balance at January 1, 1997.....................    $  2,849
 Issuance of common stock......................         902
 S Corporation distributions...................      (1,316)
 Sale of Series A preferred stock at $0.50 per
   share (net of expenses).....................       2,444
 Issuance of common stock to satisfy 1993
   employment and acquisition liability........         272
 Issuance of common stock pursuant to
   termination of Phantom Stock Plan...........      14,092
 Transfer of S Corporation Accumulated deficit
   upon Conversion to C Corporation............          --
 Issuance of convertible preferred Stock
   (2,532 shares)..............................      18,024
 Issuance of warrant to purchase Common stock
   (875 shares)................................         550
 Purchase of treasury stock (9,844 shares).....     (14,017)
 Exercise of stock options.....................           6
 Cumulative translation adjustment.............         (39)
 Net loss......................................     (11,706)
                                                   --------
Balance at December 31, 1997...................      12,061
 Exercise of stock options.....................       2,076
 Exercise of stock warrants....................       4,246
 Sale of Series A preferred stock at $0.50 per
   share.......................................          40
 Sale of Series B preferred stock at $0.935 per
   share (net of expenses).....................       6,648
 Conversion of notes payable to Series B
   preferred stock at $0.935 per share.........         501
 Issuance of common stock in exchange for notes
   receivable..................................          --
 Issuance of convertible preferred stock (3
   shares).....................................          39
 Issuance of common stock and warrants.........           9
 Tax benefit related to exercise of employee
   stock options...............................       3,462
 Conversion of preferred stock.................          --
 Initial public offering.......................      30,025
 Secondary offering............................       6,412
 Shares to be issued to acquire business
   (350 shares)................................       3,352
 Retirement of treasury stock..................          --
 Cumulative translation adjustment.............           1
 Net loss......................................      (5,766)
                                                   --------
Balance at December 31, 1998...................      63,106
 Exercise of stock options.....................       2,688
 Issuance of stock warrants....................          30
 Sale of Series C preferred stock at $1.50 per
   share (net of expenses).....................      14,063
 Tax benefit related to exercise of employee
   stock options...............................       6,176
 Issuance pursuant to business acquired........          --
 Conversion of convertible debentures and
   preferred stock.............................       7,658
 Cumulative translation adjustment.............        (224)
 Net income....................................        (441)
                                                   --------
Balance at December 31, 1999...................    $ 93,056
                                                   ========

   The accompanying notes are an integral part of these supplemental combined financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                 SUPPLEMENTAL COMBINED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $   (441)  $ (5,765)  $(11,706)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization expense...................     3,385      1,430        915
    Loss on disposition of property and equipment...........       147         --         --
    Stock compensation expense..............................        48          3     14,642
    Increase in provision for bad debts.....................       470          9        170
    Purchased in-process research and development...........        --      2,488         --
    Deferred income taxes...................................     6,299      2,945     (3,150)
    Interest payable........................................        --        392         42
    Changes in assets and liabilities, net of acquired
      business:
      (Increase) in accounts receivable.....................    (9,404)    (1,887)    (2,604)
      (Increase) decrease in other current assets...........       686     (1,588)       365
      Increase in accounts payable..........................     1,001        901        790
      Increase in accrued liabilities.......................     3,196      1,081      1,581
      Increase in deferred revenue..........................     4,982      3,151      1,459
                                                              --------   --------   --------
         Net cash provided by operating activities..........    10,369      3,160      2,504
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................    (5,903)    (5,441)    (1,755)
  Purchase of investments...................................  (160,659)    (9,675)      (512)
  Proceeds from investments.................................   159,892         --         --
  Disposal of property and equipment........................        --        201         --
  Cash acquired in business acquisition.....................        --        156         --
  Other.....................................................       (69)      (397)      (221)
                                                              --------   --------   --------
         Net cash used by investing activities..............    (6,739)   (15,156)    (2,488)
                                                              --------   --------   --------
Cash flows from financing activities:
  S Corporation distributions...............................        --         --     (1,316)
  Notes payable and long-term debt..........................        --         73         83
  Loans payable, net........................................       265        492          7
  Restricted cash...........................................        --        (10)       (52)
  Payment of capital lease obligation.......................       (56)       (64)        (5)
  Proceeds from issuance of convertible preferred stock and
    common stock warrants...................................    14,062      6,727     20,468
  Proceeds from issuance of common stock....................        --         --        559
  Proceeds from issuance of debentures......................        --      3,949      3,099
  Purchases of treasury stock...............................        --         --    (14,017)
  Proceeds from initial public offering.....................        --     30,025         --
  Proceeds from secondary offering..........................        --      6,412         --
  Proceeds from exercise of stock warrants, net.............        --      4,246
  Proceeds from exercise of stock options...................     2,656      2,076          6
                                                              --------   --------   --------
         Net cash provided by financing activities..........    16,927     53,926      8,832
Effect of exchange rate changes on cash.....................      (125)        20         (9)
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................    20,432     41,950      8,839
Cash and cash equivalents at beginning of period............    51,718      9,768        929
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 72,150   $ 51,718   $  9,768
                                                              ========   ========   ========
Supplemental disclosures for cash flow information:
  Cash paid during the year for interest....................  $     --   $     --   $      9
  Cash paid during the year for income taxes................  $     --   $     --   $     --
Noncash financing and investing activities:
  Issuance of 1,006 shares of common stock in 1997 to
    satisfy 1993 acquisition liability......................  $     --   $     --   $    272
  Issuance of warrant to purchase 876 shares of common stock
    in 1997 to satisfy bonus obligation.....................  $     --   $     --   $    550
  Issuance of 350 shares of common stock related to the
    acquisition of Curasoft ................................  $  3,352         --         --
  Tax benefit related to the exercise of employee stock
    options.................................................  $  6,176   $  3,462         --
  Conversion of convertible debentures and preferred stock
    into common stock.......................................  $  7,658         --         --

   The accompanying notes are an integral part of these supplemental combined financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

              NOTES TO SUPPLEMENTAL COMBINED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PAR VALUE)

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of BindView Development Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.

     In December, 1998, the Company acquired Curasoft, Inc. in a purchase business combination. In March of 1999, BindView merged with Netect, Ltd. ("Netect") in a pooling of interests transaction. In February of 2000, BindView merged with Entevo Corporation ("Entevo") in a pooling of interests transaction (Note 15). These supplemental combined financial statements have been prepared to give effect to the restatement of the Company's financial statements to reflect the pooling of interest transaction with Entevo combining the historical financial data of the Company and Entevo for all periods presented, even though the merger with Entevo was consummated after December 31, 1999. These supplemental combined financial statements are expected to become the historical consolidated financial statements of the Company for periods after February 9, 2000.

REVENUE RECOGNITION

     The Company licenses its software products under perpetual licenses and recognizes its license revenue upon meeting each of the following criteria: (i) execution of a written purchase order, license agreement or contract; (ii) delivery of software or, if the customer has previously received evaluation software, delivery of the software license authorization code; (iii) issuance of the related license, with no significant vendor obligations or customer acceptance rights outstanding; (iv) the license fee is fixed or determinable; and (v) collectibility is assessed as being probable. Revenues from perpetual licenses are recorded as license revenue in the accompanying Supplemental Combined Statement of Operations and Comprehensive Loss. Service revenues include subscription contracts and professional services. Customers are generally required to purchase a one year subscription agreement in conjunction with their initial licensing of the Company's products. Subscription contracts are purchased separately by customers at their discretion after the first anniversary of a license sale. Subscription revenues are recognized ratably over the contract term. Revenues from subscription contracts and other related services are reported as service revenue in the accompanying Supplemental Combined Statement of Operations and Comprehensive Loss.

     Deferred revenue is comprised primarily of subscription revenue and other services. The portion of subscription contract revenues that have not yet been recognized as revenues is reported as deferred revenue in the accompanying Supplemental Combined Balance Sheet. Deferred maintenance revenue which has not been collected is not recognized.

     Prior to January 1, 1998, postcontract customer support, consisting solely of telephone technical support, was included in the product sale to the Company's customers. During that period, the costs of providing this

                        BINDVIEW DEVELOPMENT CORPORATION
support was accrued and charged to expense at the time the revenue was recognized. Subsequent to January 1, 1998, postcontract customer support is provided under subscription contracts.

ADVERTISING COSTS

     Advertising costs are expensed as incurred.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations when incurred. In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes costs incurred in the development of software once technological feasibility has been determined. The Company currently considers technological feasibility to have been established once a working model of a product has been produced and tested. Amortization of capitalized software development costs is based on a straight line basis over the product's useful life ranging between two and seven years. To date, costs incurred by the Company's development staff and capitalizable subsequent to the establishment of technological feasibility have not been material and are included in capitalized software in the accompanying Supplemental Combined Balance Sheet.

     Capitalized software also includes the cost of developed products obtained by the Company as a result of its business combinations with other companies. In December 1998, the Company completed its acquisition of Curasoft, Inc. and recorded $1,381 in capitalized software development costs as part of its purchase price allocation (Note 14).

SOFTWARE DEVELOPED FOR INTERNAL USE

     The Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) in 1999. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. The adoption of SOP 98-1 did not result in the capitalization of costs during 1999.

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

OTHER INCOME

     Other income consists primarily of interest earned on cash and cash equivalents and short-term and long-term investments.

                        BINDVIEW DEVELOPMENT CORPORATION

INCOME TAXES

     Prior to October 16, 1997, the Company had elected to be treated as an S Corporation for federal income tax purposes. Accordingly, all federal income tax liability prior to that date was the responsibility of the shareholders. The shareholders of Entevo terminated their S Corporation election effective July 11, 1997.

     The provision for income taxes is computed based on income earned from the termination dates of the Subchapter S elections. The asset and liability approach is used to account for income taxes. This approach requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities.

     The pro forma results of operations of the Company reflect a pro forma charge in lieu of income taxes prior to C Corporation status becoming effective.

EARNINGS PER SHARE

     The Company's earnings per share data is presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock (Note 12).

CASH AND CASH EQUIVALENTS

     The Company considers investments with original maturity dates of three months or less from the date of purchase to be cash equivalents.

INVESTMENTS

     The Company's investments are classified as held to maturity as the Company has the intent and ability to hold the investments until maturity. These investments are reported at amortized cost. Short-term investments have original maturities of more than three months and a remaining maturity of less than one year. Long-term investments have original maturities of more than one year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of cash equivalents, investments, accounts receivable, accounts payable and deferred revenues reflected in the December 31, 1999 and 1998 Supplemental Combined Balance Sheet approximate their carrying value due to their short maturities.

     The fair value of $7,572 related to convertible debentures reflected in the December 31, 1998 Consolidated Supplemental Balance Sheet was estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of borrowing arrangements.

CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company maintains its cash equivalent balance in money market funds invested in U.S. Treasury Certificates or in U.S. dollar linked instruments with major banks. These funds are not FDIC insured. The Company has not experienced any losses in such funds and believes it is not exposed to any significant credit risk on cash equivalents. The Company's investment policies restrict its investments to low risk, highly liquid securities. The Company also performs periodic evaluations of its investment policies to review its investment credit risk.

                        BINDVIEW DEVELOPMENT CORPORATION

     Management believes that concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of its customers to minimize credit risk. Approximately 17%, 10% and 13% of the Company's sales were made on an export basis, primarily to customers in Europe and the United Kingdom in 1999, 1998 and 1997, respectively.

RECEIVABLES

     Trade finance receivables arise in the ordinary course of business. During 1999, the Company transferred $4,975 in trade finance receivables to a financing institution on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when the Company is considered to have surrendered control of such receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

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

FOREIGN CURRENCY

     Assets and liabilities of the Company's foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. The functional currency of those subsidiaries is their local currency, which is the primary currency in which they operate. Cumulative translation adjustments are reported as a separate component of comprehensive income (loss). To date, adjustments resulting from the process of translating foreign subsidiaries financial statements into U.S. dollars have not been significant.

COMPREHENSIVE LOSS

     The Company's only component of other comprehensive loss is foreign currency translation adjustments. Changes in the Company's cumulative translation adjustment have been characterized as other comprehensive income
(loss) in the accompanying Supplemental Combined Statement of Operations and Comprehensive Loss.

SEGMENT REPORTING

     The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. The management approach required by SFAS 131 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The Company believes it operated in one reportable segment as defined by SFAS 131 for the years ended December 31, 1999, 1998 and 1997.

                        BINDVIEW DEVELOPMENT CORPORATION

USE OF ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

RECENT PRONOUNCEMENTS

     In June 1998, the FASB issued (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." The pronouncement establishes accounting and reporting standards for derivative instruments. The pronouncement was to become effective for fiscal years beginning after June 15, 1999. During June 1999, the FASB issued SFAS 137 -- an amendment of SFAS 133 which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company has historically not engaged in significant derivative instrument activity. Adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or operational results.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the second quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

2. INVESTMENTS

     Investments considered held to maturity at December 31, 1999, consisted of the following:

                                                                       GROSS            GROSS
                                                                     UNREALIZED      UNREALIZED
                                   AMORTIZED COST   MARKET VALUE   HOLDING LOSSES   HOLDING GAINS
                                   --------------   ------------   --------------   -------------
Short-term corporate bonds.......     $   751         $   749           $ 2             $  --
Government agency bonds..........       2,020           2,013             7                --
Asset backed securities..........       6,120           6,093            27                --
Certificate of deposit...........       2,063           2,061             2                --
                                      -------         -------           ---             -----
          Total corporate             $10,954         $10,916           $38             $  --
            bonds................
                                      =======         =======           ===             =====

     All of the investments at December 31, 1999 are scheduled to mature in 2000 and 2001. Market value is based upon quoted market prices for the investments. Investments considered held to maturity at December 31, 1998, consisted of the following:

                                                                       GROSS            GROSS
                                                                     UNREALIZED      UNREALIZED
                                   AMORTIZED COST   MARKET VALUE   HOLDING LOSSES   HOLDING GAINS
                                   --------------   ------------   --------------   -------------
Government agency bonds..........     $ 2,019         $ 2,013           $ 6             $  --
Certificates of deposit..........       2,063           2,061             2                --
Asset backed securities..........       6,105           6,092            13                --
                                      -------         -------           ---             -----
                                      $10,187         $10,166           $21             $  --
                                      =======         =======           ===             =====

                        BINDVIEW DEVELOPMENT CORPORATION

3. PROPERTY AND EQUIPMENT

     Property and equipment balances are summarized as follows:

                                                                       DECEMBER 31,
                                                       ESTIMATED     -----------------
                                                      USEFUL LIVES    1999      1998
                                                      ------------   -------   -------
Computer equipment and software.....................  3 years        $10,172   $ 6,485
Office furniture and other equipment................  3-10 years       2,037     1,556
Leasehold improvements..............................  Lease terms      2,230       830
                                                                     -------   -------
                                                                      14,439     8,871
Less -- accumulated depreciation....................                  (5,954)   (2,991)
                                                                     -------   -------
                                                                     $ 8,485   $ 5,880
                                                                     =======   =======

     Depreciation expense totaled $3,162, $1,396 and $785 in 1999, 1998 and 1997, respectively.

4. CAPITALIZED SOFTWARE

     Capitalized software costs are summarized as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Capitalized software........................................  $1,722   $1,722
Less -- accumulated amortization............................    (545)    (322)
                                                              ------   ------
                                                              $1,177   $1,400
                                                              ======   ======

     Amortization expense for capitalized software totaled $223, $33 and $130, in 1999, 1998 and 1997 respectively.

5. CREDIT AGREEMENTS AND FINANCING ARRANGEMENTS

     On December 23, 1998, Entevo entered into a loan agreement with a commercial bank. The agreement established a $1,000 revolving line of credit (the "Revolving Line") and a $500 term loan facility for equipment financing (the "Equipment Line").

     The availability of the Revolving Line and the Equipment Line expired on December 22, 1999 and was not renewed. As of December 31, 1999 the Company had borrowings totaling $176 under the Equipment Line. Subsequent to the Company's merger in February 2000 (Note 15), all amounts outstanding under the loan agreement were repaid, the agreement was terminated, and the bank's security interest in the Company's assets was terminated.

     Entevo's capital lease obligations approximate $50 at December 31, 1999.

6. CONVERTIBLE DEBENTURES

     Convertible debentures for $3,960 and $3,178 were issued by Netect in 1998 and 1997, respectively, to certain investors. These debentures earned interest at 8% accrued annually and payable upon conversion or redemption. In accordance to the terms set forth in the agreement, the debentures were converted into common stock of the Company at a rate of $7.24 per share in connection with the merger of Netect into the Company.

                        BINDVIEW DEVELOPMENT CORPORATION

7. INCOME TAXES

     Effective October 16, 1997, the Company elected to be treated as a C Corporation for federal income tax purposes. Effective July 11, 1997, Entevo elected to be treated as a C Corporation for federal income tax purposes. Accordingly, no federal income tax expense was recorded by the companies through these dates because operating results are reported in the individual income tax returns of the shareholders.

     The components of income (loss) before income taxes are summarized as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   ------   --------
Continuing operations
  Domestic..............................................  $11,396   $1,199   $(13,214)
  Foreign...............................................   (5,538)  (4,019)    (1,642)
                                                          -------   ------   --------
          Total income (loss) before income taxes.......    5,858   (2,820)  $(14,856)
                                                          =======   ======   ========

     The Company's income tax provision (benefit) is comprised of the following (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1999     1998     1997
                                                            ------   ------   -------
Current income tax expense...............................       --       --        --
  Federal................................................   $   --   $   --   $    --
  State..................................................       --       --        --
  Foreign................................................       --       --        --
                                                            ------   ------   -------
          Total current income tax expense...............       --       --        --
Deferred income tax expense..............................
  Federal................................................   $6,187   $3,140   $(3,060)
  State..................................................      112      435       (90)
  Foreign................................................       --     (630)       --
                                                            ------   ------   -------
          Total deferred income tax expense..............   $6,299   $2,945   $(3,150)
                                                            ------   ------   -------
          Total income tax provision (benefit)...........   $6,299   $2,945   $(3,150)
                                                            ======   ======   =======

                        BINDVIEW DEVELOPMENT CORPORATION

     The overall income tax provision (benefit) for 1999, 1998 and 1997 resulted in effective tax rates of 107.5%, (104.4)% and 21.2%, respectively. A reconciliation of the federal statutory rate and the Company's provision for income taxes is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1999     1998     1997
                                                            ------   ------   -------
Income tax provision (benefit) at the applicable federal
  statutory rate..........................................  $2,050   $ (987)  $(5,200)
State income taxes, net of federal benefit................     112       50       (68)
Foreign tax (rate differential)...........................      (9)     (88)      (74)
Research and development credit...........................    (700)    (500)       --
Non-deductible in-process research and development........      --      870        --
Non-deductible transaction expenses.......................     349       --        --
Tax obligation allocated to S Corporation shareholders....      --       --      (765)
S Corporation income from January 1, 1997 through October
  16, 1997................................................      --       --     1,595
Valuation allowance.......................................   4,434    3,741     1,438
Other.....................................................      63     (141)      (76)
                                                            ------   ------   -------
          Total provision (benefit) for income taxes......  $6,299   $2,945   $(3,150)
                                                            ======   ======   =======

     Deferred tax assets and liabilities at December 31, 1998 and 1999 are comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              -------   ------
Assets
  Net operating loss carryforwards..........................  $11,705   $8,103
  Research and development credit carryforward..............    1,075      500
  Allowance for bad debts...................................      170       70
  Other.....................................................       15       --
                                                              -------   ------
                                                               12,965    8,673
Liabilities
  Accrued liabilites
  Differences in basis for long-lived assets................     (404)    (370)
                                                              -------   ------
          Total.............................................   12,561    8,303
Less: Valuation allowance...................................   (9,492)  (5,058)
                                                              -------   ------
Total deferred tax asset....................................  $ 3,069   $3,245
                                                              =======   ======

     The Company has a federal net operating loss carryforward at December 31, 1999 of approximately $33,700 available to offset future taxable income that expires between 2003 and 2019 resulting in a deferred tax asset of $11,705. Based on the historical earnings generated by the Company and certain limitations that may limit the utilization of net operating loss carryforwards, management has provided a valuation allowance of $9,492 at December 31, 1999 against the net operating loss carryforwards. The Company's ability to utilize the net operating loss carryforwards related to its acquisitions may be subject to certain limitations.

     The Company does not provide for foreign withholding and income taxes on undistributed earnings amounting to approximately $656 through 1999, cumulatively, for a foreign subsidiary, as such earnings are intended to be permanently invested in those operations. The ultimate tax liability related to repatriation of

                        BINDVIEW DEVELOPMENT CORPORATION
such earnings is dependent upon future tax planning opportunities and cannot be estimated at the present time. The earnings of that subsidiary are exempt from taxation under local laws.

8. STOCK COMPENSATION EXPENSE

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

     The Company granted 6,598 phantom stock units during 1996. No grants were made during 1997. The Company terminated the Phantom Stock Plan in October 1997 and issued 3,514 shares of common stock on October 13, 1997 and 6,376 shares of common stock on October 16, 1997 to retire the Phantom Stock Plan. The Company recognized a related stock compensation charge of $14,712 in October 1997.

     On October 16, 1997, the Company issued 2,608 common stock options under the Company's 1997 Employee Stock Option Plan with an exercise price of $1.43 per share to former participants in the Phantom Stock Plan (Note 9). No compensation expense has been recorded related to these options as the exercise price is equal to the fair market value of the Company's common stock on the date of grant.

OFFICER WARRANTS

     In November 1997, the Company issued a warrant to purchase 875 shares of common stock at a price of $1.43 per share to an officer to terminate a provision of the stock option agreement with that officer. The Company recognized compensation expense of $550 during the fourth quarter of 1997 based upon the fair value of the warrant issued.

9. SHAREHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK TO SATISFY ACQUISITION LIABILITY

     In April 1997, the Company issued 1,006 shares to satisfy its 1993 obligation incurred related to an employment agreement and the acquisition of certain technology rights.

ISSUANCE OF CONVERTIBLE PREFERRED STOCK, WARRANTS AND RESTRICTED STOCK

     In October 1997, the Company issued 2,528 shares of $0.01 par value convertible preferred stock and warrants to purchase 1,500 shares of common stock, at $2.00 per share in exchange for $18,002 of cash. The warrants were immediately exercisable and had an expiration date of April 16, 2000. In the event of a liquidation of the Company, the Company's preferred stock had a liquidation preference over its common stock. The preferred stock had a liquidation value of $7.12 per preferred share and was convertible at the option of the holder into common stock on a 5-for-1 basis. As a result of the Company's initial public offering in July of 1998, the Company's preferred stock automatically converted into common stock.

     In February 1997, Netect issued to a certain investor a warrant to purchase 124 shares of common stock, at $8.07 per share.

                        BINDVIEW DEVELOPMENT CORPORATION

     In October 1997 and July 1998, Netect issued 4 and 3 shares of $0.025 par value convertible preferred stock and warrants to purchase 114 and 12 shares of common stock, at less than $0.01 per share in exchange for $22 and $39, respectively. In the event of a liquidation of the Company, the Company's preferred stock had a liquidation preference over its common stock. The preferred stock had a liquidation value of $14.48 per preferred share and was convertible at the option of the holder into common stock on a 2-for-1 basis. These preferred shares had a preferred compound annual dividend of 8% based on the original purchase price of $14.48 per share.

     In November 1997, Netect issued a warrant to purchase 72 shares of common stock at a price of less than $0.01 per share to its former Chief Executive Officer. This warrant was issued in conjunction with the termination agreement with that officer.

     In 1998, Entevo issued an aggregate of 488 shares of common stock to two founders of Entevo pursuant to the terms of restricted stock purchase agreements which vested fully in 1998. The common stock was issued at $0.415 per share in consideration of full recourse promissory notes from the founders. The promissory notes bear interest at an annual rate of 6% and are due in five years.

     In July 1999, a loan agreement was amended to provide Entevo with a $1,500 revolving line of credit without covenant restrictions for the period from July 1, 1999, through the earlier of the sale of Entevo's Series C Preferred Stock or September 30, 1999. In consideration for the covenant waiver provisions of the amendment, Entevo issued to the bank a warrant to purchase 30 shares of the Company's Series C Preferred Stock at an exercise price of $1.50 per share. The fair value of these warrants were treated as interest expense during the period. The warrant expires on September 27, 2004.

     In January 1998, Entevo issued a common stock purchase warrant covering 75 shares of common stock at an exercise price of $0.415 per share. The warrant was issued in connection with a Master License Agreement through which the Company acquired certain license rights to various software products owned by the warrant holder, which was also a significant customer during 1997. The fair value of the warrant was $52, which has been reflected in the accompanying Supplemental Combined Balance Sheet as capitalized software development costs. The holder exercised this warrant on January 26, 2000 by payment of the exercise price of $31.

     In October 1999, Entevo issued a warrant to purchase 26 shares of the Company's common stock, at an exercise price of $12.44 per share. The warrant is immediately exercisable and has an expiration date of April 22, 2004.

ISSUANCE OF ENTEVO SERIES A, B AND C CONVERTIBLE PREFERRED STOCK

     During 1998 and 1997, Entevo issued a total of 5,000 shares of Series A convertible preferred stock (the "Series A Preferred Stock") to various investors for $2,500 ($.50 per share) (the "Series A Preferred Stockholders").

     On April 28, 1998, Entevo received loans totaling $500 from two of its Series A Preferred Stockholders. The loans were for $250 each and bore interest at 8.5%, and matured on May 28, 1998. The loans were convertible into convertible preferred stock.

     On June 3, 1998, Entevo sold 7,689 shares of Series B convertible preferred stock (the "Series B Preferred Stock") to various investors ("Series B Preferred Stockholders") for a total of $7,189 ($0.935 per share). In connection with the sale of the Series B Preferred Stock, the $500 of loans received in April 1998 was converted into Series B Preferred Stock. The Series B Preferred Stock was sold pursuant to the terms of the Series B Preferred Stock Purchase Agreement, other related agreements, and certain amendments to Entevo's Articles of Incorporation.

     In October 1999, Entevo completed the sale of 10,000 shares of Series C convertible preferred stock (the "Series C Preferred Stock") to various investors ("Series C Preferred Stockholders") for a total of $15,000

                        BINDVIEW DEVELOPMENT CORPORATION

($1.50 per share). The Series C Preferred Stock was sold pursuant to the terms of the Series C Preferred Stock Purchase Agreement, other related agreements, and certain amendments to Entevo's Certificate of Incorporation ("Purchase Agreements").

     The Series A Preferred Stockholders, the Series B Preferred Stockholders, and Series C Preferred Stockholders are referred to collectively as the "Preferred Stockholders" and the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock is collectively referred to as the "Preferred Stock." Each Series of Preferred Stock had the right as a separate class, to convert into commons stock or the receive proceeds equal to three times their original investment upon a change of control of Entevo.

     The Preferred Stockholders also had certain other rights and privileges under the respective Purchase Agreements, including voting rights, the right to Board representation, antidilution protection, registration rights, participation rights and co-sale rights.

TREASURY STOCK TRANSACTIONS

     The Company repurchased 9,844 shares of common stock for $1.43 per share in October 1997. These treasury shares were retired by the Company in September 1998.

INITIAL PUBLIC OFFERING

     On May 15, 1998, the Company filed a registration statement permitting the Company to sell 5,518 shares of its common stock to the public and 1,124 additional shares to cover over-allotments. The registration statement also permitted certain stockholders of the Company to sell 1,982 shares to the public. The registration statement became effective on July 23, 1998. With the exercise of the over-allotment, the initial public offering resulted in proceeds to the Company of approximately $30,025, net of approximately $3,189 in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

SECONDARY OFFERING

     On November 25, 1998, the Company filed a registration statement permitting the Company to sell 600 shares of its common stock to the public and 90 additional shares to cover over-allotments. The registration statement also permitted certain stockholders of the Company to sell 5,400 shares to the public and 810 additional shares to cover over-allotments. The registration statement became effective on December 4, 1998. With the exercise of the over-allotment, the secondary offering resulted in proceeds to the Company of approximately $6,412, net of approximately $833 in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the secondary public offering.

STOCK OPTION PLANS

  Incentive Stock Option Plan

     In 1996, the Company's Board of Directors adopted the Incentive Stock Option Plan. At December 31, 1999, there were 2,482 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 475, 928 and 524 shares were exercisable at December 31, 1999, 1998 and 1997 with a weighted average exercise price per share of $4.34, $0.53 and $0.40, respectively.

  Nonqualified Stock Option Plan

     In 1996, the Company's Board of Directors adopted the Nonqualified Stock Option Plan. At December 31, 1999, there were 1,105 shares of common stock reserved by the Board of Directors for issuance under

                        BINDVIEW DEVELOPMENT CORPORATION
this plan. Options on 540, 1,034 and 438 shares were exercisable at December 31, 1999, 1998 and 1997, with a weighted average exercise price per share of $0.76, $1.12 and $0.67, respectively.

  1997 Employee Stock Option Plan

     In 1997, the Company's Board of Directors adopted the 1997 Employee Stock Option Plan. At December 31, 1999, there were 1,720 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 1,132 and 1,130 shares were exercisable at December 31, 1999 and 1998, with a weighted average exercise price per share of $1.43 and $1.43, respectively. There were no options exercisable at December 31, 1997.

  1998 Omnibus Incentive Plan

     In 1998, the Company's Board of Directors adopted the 1998 Omnibus Incentive Plan. At December 31, 1999, there were 3,541 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 245 and 58 shares were exercisable at December 31, 1999 and 1998, with a weighted average exercise price per share of $9.29 and $2.44, respectively. There were no options exercisable at December 31, 1997.

  Non-Employee Director Plan

     In 1998, the Company's Board of Directors adopted the Non-Employee Director Plan. At December 31, 1999, there were 340 shares of common stock reserved by the Board of Directors for issuance under this plan. Options on 60 shares were exercisable at December 31, 1999, with a weighted average exercise price per share of $1.92. There were no options exercisable at December 31, 1998 or 1997.

  International Employee Stock Option Plan and Section 102 Share Option Plan

     In 1998, Netect's Board of Directors adopted the International Employee Stock Option and Section 102 Share Option Plans. At December 31, 1999, there were 88 shares of common stock reserved by the Board of Directors for issuance under these plans. Options on 14 and 20 shares were exercisable at December 31, 1999 and 1998, with a weighted average exercise price per share of $2.25 and $2.25, respectively. In connection with the merger of Netect into the Company, these options were exchanged for options to purchase the Company's common stock using the exchange ratio, which is reflected in the amounts herein.

  1997 Entevo Stock Plan and 1998 Indian Stock Option Plan

     In 1997, Entevo's Board of Directors adopted the 1997 Entevo Stock Plan and in 1998 the 1998 Indian Stock Option Plan. At December 31, 1999, there were 249 shares of common stock reserved by the Board of Directors for issuance under these plans. Options on 65 shares were exercisable at December 31, 1999, with a weighted average exercise price per share of $.50. Certain local regulatory restrictions apply to the Indian Stock Option Plan. In connection with the merger of Entevo into the Company, these options were exchanged for options to purchase, the Company's common stock using the exchange ratio, which is reflected in the amounts disclosed herein.

  All Stock-Based Compensation Plans

     Substantially all options reserved under the Company's Incentive Stock Option Plan, the Nonqualified Stock Option Plan and the 1997 Employee Stock Option Plan have been issued. Options granted under the Incentive Stock Option Plan, Nonqualified Stock Option Plan, 1998 Omnibus Incentive Plan and Non-Employee Director Plan generally vest 20% per year over five years. Options granted under the International

                        BINDVIEW DEVELOPMENT CORPORATION

Employee Stock Option Plan, the Section 102 Share Option Plan, 1997 Entevo Stock Plan and 1998 Indian Stock Option Plan generally vest 25% per year over four years. Options granted under the 1997 Employee Stock Option Plan vest at varying rates through the year 2001. Options must be exercised no later than ten years from the date of grant. Stock options have been granted at the fair market value of the Company's stock at the date of grant.

     The following table summarizes combined activity under the stock option plans for each of the three years ended December 31, 1999:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                     PRICE PER     PRICE PER
                                                          OPTIONS      SHARE         SHARE
                                                          -------   ------------   ---------
Options outstanding, January 1, 1997....................   2,792    $0.38-$ 1.24    $ 0.79
  Options granted.......................................   6,835    $0.41-$ 1.43    $ 1.01
  Options lapsed or canceled............................    (427)   $0.41-$ 1.43    $ 0.49
  Options exercised.....................................     (20)   $0.38-$ 0.41    $ 0.38
                                                          ------
Options outstanding, December 31, 1997..................   9,180    $0.38-$ 1.43    $ 0.96
  Options granted.......................................   3,356    $0.41-$13.75    $ 5.12
  Options lapsed or canceled............................    (286)   $0.41-$ 5.00    $ 1.31
  Options exercised.....................................  (2,183)   $0.38-$ 5.00    $ 0.96
                                                          ------
Options outstanding, December 31, 1998..................  10,067    $0.38-$13.75    $ 2.33
  Options granted.......................................   3,839    $0.83-$22.25    $10.82
  Options lapsed or canceled............................  (1,463)   $0.41-$13.75    $ 3.13
  Options exercised.....................................  (2,918)   $0.38-$11.50    $ 1.20
                                                          ------
Options outstanding, December 31, 1999..................   9,525    $0.38-$22.25    $ 5.85
                                                          ======

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:

                                                OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                        ------------------------------------   --------------------
                                                      WEIGHTED      WEIGHTED               WEIGHTED
                                                       AVERAGE      AVERAGE                AVERAGE
                                        SHARES IN     REMAINING     EXERCISE   SHARES IN   EXERCISE
                                        THOUSANDS   LIFE IN YEARS    PRICE     THOUSANDS    PRICE
                                        ---------   -------------   --------   ---------   --------
under $1.25...........................    2,337          6.6         $ 0.64      1,027      $ 0.65
$1.26-$2.50...........................    2,359          7.9         $ 1.69      1,311      $ 1.48
$2.51-$5.00...........................      617         06.4         $ 4.87         52      $ 4.98
$5.01-$10.00..........................    1,322          9.5         $ 9.63         30      $ 8.93
$10.01-$12.50.........................    2,535          9.1         $11.37         84      $11.11
Over $12.51...........................      355          9.5         $16.21         27      $13.75
                                          -----          ---         ------      -----      ------
                                          9,525          8.1         $ 5.85      2,531      $ 1.75
                                          =====          ===         ======      =====      ======

  Stock Based Compensation Disclosures

     For periods prior to the Company's initial public offering, the minimum value of stock based compensation was calculated in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The following weighted average assumptions using the Black-Scholes model

                        BINDVIEW DEVELOPMENT CORPORATION
were used to calculate stock based compensation for the three years ended December 31, 1999 (the minimum value method used in 1997 does not include volatility):

                                                              1999   1998   1997
                                                              ----   ----   ----
Expected life (in years)....................................    6      4      4
Interest rate...............................................    6%     5%     6%
Volatility..................................................   87%    77%   N/A
Dividend yield..............................................    0%     0%     0%

     Stock based compensation costs would have reduced pretax income by $8,387, $1,097 and $164 in 1999, 1998 and 1997, respectively ($5,680, $757 and $107 after tax and $0.12, $0.05 and $0.01 per diluted share in 1999, 1998 and 1997, respectively) if such compensation in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company conducts its operations in leased facilities under operating leases expiring at various dates through 2001. The leases are cancelable upon payment of six months rent and reimbursement of the unamortized balance of the leasehold allowance. Total lease expense amounted to approximately $2,677, $795 and $642 at December 31, 1999, 1998 and 1997, respectively.

     The minimum rental commitments under operating leases at December 31, 1999 were: $4,230 in 2000, $3,648 in 2001, $3,661 in 2002, $2,645 in 2003 and $302 in
2004 and beyond.

11. 401(k) PLAN

     Effective January 1, 1995, the Company adopted a 401(k) plan which is available to all full-time employees. Employees contribute to the plan through payroll deductions. The Company matches 50% of the participant's contribution up to a maximum of 6% of a participant's compensation. Additionally, the Company may make a discretionary contribution as determined by the Board of Directors. Total Company contributions were $1,166, $546 and $174 in 1999, 1998 and 1997, respectively.

12. NET INCOME PER SHARE

     As a result of the Company's change from an S Corporation to a C Corporation in October 1997, presentation of pro forma net income per share is necessary for the year ended December 31, 1997. Shares issued as a result of the 1,006 shares issued in 1997 to satisfy a 1993 acquisition liability have been treated as if they had been effective and outstanding as of January 1, 1996 and included in weighted average shares outstanding. Shares to be issued in connection with the Curasoft acquisition (Note 14) are not material to the weighted shares outstanding for 1998. For the years ended December 31, 1999, 1998 and 1997, options and warrants to acquire 239, 909 and 5,931 shares at weighted average exercise prices of $17.48, $10.73 and $1.68 per share, respectively were not included in the computations of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

                        BINDVIEW DEVELOPMENT CORPORATION

     The computation of basic and diluted loss per share and pro forma basic and diluted net loss per share follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------   --------   --------
Net loss..............................................  $  (441)  $ (5,765)
                                                        =======   ========
  Pro forma net loss..................................                       $(10,941)
                                                                             ========
Shares used in basic calculation (in thousands):
  Total basic shares..................................   48,095     30,096     18,138
Additional shares for diluted computation:
  Effect of stock options.............................    5,259      6,582      1,186
  Effect of warrants..................................      111      1,160         30
  Effect of convertible debentures....................      111        666         74
  Effect of convertible preferred stock...............       --      7,074      2,638
  Effect of phantom stock.............................       --         --     10,150
  Exclusion of share equivalents that are
     anti-dilutive because a loss was incurred........   (5,481)   (15,482)   (14,078)
                                                        -------   --------   --------
          Total diluted shares........................   48,095     30,096     18,138
                                                        =======   ========   ========
Basic net loss per share..............................  $ (0.01)  $  (0.19)
Diluted net loss per share............................  $ (0.01)  $  (0.19)
Pro forma basic net loss per share....................                       $  (0.60)
Pro forma diluted net loss per share..................                       $  (0.60)

13. SEGMENT DATA:

     The Company manages its business primarily on an overall products and services basis; the Company has one reportable segment. The reportable segment provides products and services as described in Note 1. The accounting policies of the segment are those described in the "Summary of Significant Accounting Policies" in Note 1. The Company evaluates the performance of its segment based on segment profit. Revenues related to operations in the United States totaled $59,543, $35,844, and $18,507 for the years ended December 31, 1999, 1998, and
1997, respectively. Revenues to customers located in other foreign countries totaled $11,551, $3,848, and $2,714 for the years ended December 31, 1999, 1998, and 1997, respectively. No single customer accounted for more than 10% of revenue in 1999, 1998, or 1997. Long-lived assets within the United States totaled $9,403 and $5,937 at December 31, 1999 and 1998, respectively. Long-lived assets in other foreign countries totaled $477 and $546 for the years ended December 31, 1999 and 1998, respectively.

14. ACQUISITIONS

ACQUISITION OF CURASOFT, INC.

     In December 1998, the Company committed to deliver 350 shares of its common stock in exchange for all of the outstanding equity interests in Curasoft, Inc. in a transaction accounted for as a purchase. The aggregate consideration in the transaction was valued at $3,352. Incremental costs incurred and capitalized in connection with the acquisition were $140. The Company delivered the shares related to this acquisition in March of 1999. At December 31, 1999, the Company expensed an obligation to make an earnout payment of $1,200 to certain former owners of Curasoft based on the achievement of revenue targets related to an existing product, as well as their continued employment with the Company. The Company is not obligated to any other future earnout payments related to this acquisition.

                        BINDVIEW DEVELOPMENT CORPORATION

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

     The purchase price allocation resulted in an immediate write-off of $2,488 for purchased in-process research and development costs related to a Curasoft product ("CuraSLAM") undergoing development at the acquisition date. CuraSLAM has been designed as a stand-alone product by Curasoft and is not related to the Curasoft ENR product family. This product is currently being designed to enable customers to improve the service levels of their computing environments and will help customers better align business processes with their IT functions. This product is expected to be integrated with current and future BindView products. The Company determined that the purchased in-process technology had not reached technological feasibility and had no alternative future use based on the status of design and development activities.

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

     The management of the Company conducted due diligence and performed an assessment of remaining tasks and risks to achieve completion. The development activities required to complete the acquired in-process technologies included additional design, coding, quality assurance procedures and customer beta testing. The challenges facing the Company to complete the development of this product on schedule include 1) the management of a development office away from its principle offices in Houston, Texas, 2) the ability to adequately staff this office, 3) the ability to effectively integrate the product with the Company's existing products and 4) the validation of the product and its features by potential customers. If the development of the product is delayed, this could adversely impact its availability date and time-to-market and therefore, its ability to market the product. If the product is available for general distribution during the first half of 2000, the Company anticipates generating material net cash inflows from this product in 2001.

                        BINDVIEW DEVELOPMENT CORPORATION

     Allocation of the purchase price in the transaction is as follows:

Common stock to be issued...................................   $3,352
Transaction costs...........................................      140
                                                               ------
          Total to be allocated.............................   $3,492
                                                               ======
Allocation:
  Cash acquired.............................................   $  157
  Other current assets......................................      239
  Capitalized software......................................    1,381
  Other non-current assets..................................       41
  Current liabilities.......................................     (394)
  Deferred taxes............................................     (420)
  Purchased in-process technology...........................    2,488
                                                               ------
          Total allocated...................................   $3,492
                                                               ======

ACQUISITION OF NETECT, LTD.

     On March 1, 1999, the Company merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests. Netect develops and markets corporate security solutions for Internet/ Intranet networks. In connection with the merger, the Company issued 2,322 shares of common stock, based upon an exchange ratio of 0.800044202 shares of BindView common stock for each share of Netect common stock. As a result of this merger, all of the outstanding convertible preferred stock and convertible debentures of Netect were exchanged for the Company's common stock. The historical financial data included herein has been restated to reflect the merger with Netect by combining the historical results for the Company and Netect for all periods presented. There were no material transactions between BindView and Netect during the periods prior to the merger.

     Transaction costs of $1,533 and restructuring cost of $991 were incurred as a result of this merger. The transaction costs related to the acquisition include investment banking fees of $590, accounting and legal expenses of $565, transfer fees of $138, and other miscellaneous transaction expenses of $240.

     At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. The Company has completed substantially all of the actions related to the restructuring plans. The Company believes the remaining reserve is sufficient to complete the remaining actions under the plan.

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 1999, were as follows:

                                     BEGINNING                    CASH       ACCRUED EXPENSES AT
RESTRUCTURING EXPENSES                ACCRUAL    ADJUSTMENT   EXPENDITURES    DECEMBER 31, 1999
----------------------               ---------   ----------   ------------   -------------------
                                                           (IN THOUSANDS)
Employee severance and related
  costs                                $575         $238         $(780)              $33
Israeli office closing                  119           --          (119)               --
Other restructuring costs                59           --           (59)               --
                                       ----         ----         -----               ---
Total                                  $753         $238         $(958)              $33
                                       ====         ====         =====               ===

                        BINDVIEW DEVELOPMENT CORPORATION

15. SUBSEQUENT EVENTS

     On January 26, 2000 the Company announced a stock dividend. Stockholders of record as of the close of business on February 9, 2000 received one additional share of BindView Common Stock for each share of Common Stock held on the record date. All share amounts included within this document have been adjusted retroactively to give effect to this stock dividend.

     On February 9, 2000 the Company merged with Entevo Corporation in a stock for stock transaction accounted for as a pooling of interests. Entevo provides directory management solutions that help organizations deploy, integrate, administer and maintain enterprise directory services, in Windows NT and Windows 2000 environments. In connection with the merger, the Company issued 4,181 shares of common stock, based upon an exchange ratio of 0.1205909 shares of BindView common stock for each share of Entevo common stock and 0.17210298 shares of BindView common stock for each share of Entevo Series C Preferred Stock. There were no material transactions between the Company and Entevo during the periods prior to the merger.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BINDVIEW DEVELOPMENT
                                              CORPORATION

                                            /s/    RICHARD P. GARDNER
                                            ------------------------------------
                                               President and Chief Executive
                                                          Officer

March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ ERIC J. PULASKI                     Chairman of the Board and      March 30, 2000
-----------------------------------------------------      Chief Technology Officer
                   Eric J. Pulaski

               /s/ RICHARD P. GARDNER                    Director, President and        March 30, 2000
-----------------------------------------------------      Chief Executive Officer
                 Richard P. Gardner                        (Principal Executive
                                                           Officer)

               /s/ SCOTT R. PLANTOWSKY                   Director, Vice President       March 30, 2000
-----------------------------------------------------      and Chief Financial
                 Scott R. Plantowsky                       Officer (Principal
                                                           Financial and Accounting
                                                           Officer)

                 /s/ PETER L. BLOOM                      Director                       March 30, 2000
-----------------------------------------------------
                   Peter L. Bloom

              /s/ RICHARD A. HOSLEY II                   Director                       March 30, 2000
-----------------------------------------------------
                Richard A. Hosley II

                 /s/ JOHN J. MOORES                      Director                       March 30, 2000
-----------------------------------------------------
                   John J. Moores

               /s/ LELAND D. PUTTERMAN                   Director                       March 30, 2000
-----------------------------------------------------
                 Leland D. Putterman

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          Balance at          Additions -           Charges          Balance at
                          January 1       Charged to expense    against reserve      December 31
                          ----------      ------------------    ---------------      -----------
Accounts receivable -
  allowance for
  doubtful accounts:
        1997                $   25             $  170                $   -              $  195
        1998                   195                  9                    -                 204
        1999                   204                370                   51                 523

Deferred tax asset
  valuation allowance:
        1997                $    -             $  100                $   -              $  100
        1998                   100                900                    -               1,000
        1999                 1,000              2,330                    -               3,330

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Share Purchase Agreement dated as of January 29, 1999,
                            among BindView, Netect, Ltd. the holders of all of the
                            share capital of Netect, Ltd. and rights to acquire share
                            capital of Netect, Ltd. and Paul E. Blondin, as
                            Shareholders' Representative (incorporated by reference
                            to Exhibit 2.1 to BindView's Current Report on form 8-K
                            (File No. 000-24677), dated March 1, 1999).
          3.1            -- Amended and Restated Articles of Incorporation of
                            BindView (incorporated by reference to Exhibit 3.1 to
                            Amendment No. 4 to the Registration Statement on Form S-1
                            of BindView (Reg. No. 333-52883), filed with the
                            Commission on July 23, 1998 (the "Form S-1")).
          3.2            -- Bylaws of BindView (incorporated by reference to Exhibit
                            3.1 to the Form S-1).
          4.1            -- Reference is hereby made to Exhibits 3.1 and 3.2
                            (incorporated by reference to Exhibit 4.1 to the Form
                            S-1).
         10.1+           -- Incentive Stock Option Plan (incorporated by reference to
                            Exhibit 10.1 to the Form S-1).
         10.2+           -- Stock Option Plan (incorporated by reference to Exhibit
                            10.2 to the Form S-1).
         10.3+           -- 1997 Incentive Plan (incorporated by reference to Exhibit
                            10.3 to the Form S-1).
         10.4*+          -- Omnibus Incentive Plan, as amended.
         10.5*+          -- 1998 Non-Employee Director Stock Option Plan, as amended.
         10.6            -- Agreement to Sublease dated June 25, 1998 between
                            BindView and Halliburton Energy Services, Inc.
         10.7            -- Lease Agreement dated June 20, 1995 between BindView and
                            School Employees Holding Corp., including all amendments
                            thereto (incorporated by reference to Exhibit 10.7 to the
                            Form S-1).
         10.8+           -- Amended and Restated Employment Agreement, dated June 24,
                            1999, between BindView and Marc R. Caminetsky
                            (incorporated by reference to BindView's Quarterly Report
                            on Form 10-Q (File No. 000-24677) for the quarter ended
                            June 30, 1999 (the "6/30/99 10-Q").
         10.9+           -- Amended and Restated Employment Agreement, dated June 24,
                            1999, between BindView and Paul J. Cormier (incorporated
                            by reference to Exhibit 10.2 to the 6/30/99 10-Q).
         10.10           -- Registration Rights Agreement dated October 16, 1997
                            among BindView, General Atlantic Partners 44 L.P., GAP
                            Coinvestment Partners, L.P., JMI Equity Fund III, L.P.
                            and Eric J. Pulaski (incorporated by reference to Exhibit
                            10.10 to the Form S-1).
         10.11           -- Registration Rights Agreement dated November 7, 1997
                            among BindView and Scott R. Plantowsky (incorporated by
                            reference to Exhibit 10.11 to the Form S-1).
         10.12+          -- Employee Agreement dated September 26, 1996 between the
                            Registrant and David E. Pulaski (incorporated by
                            reference to Exhibit 10.14 to the Form S-1).
         10.13           -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.16 to the Form S-1).
         23.1*           -- Consent of PricewaterhouseCoopers LLP.
         27.1*           -- Financial Data Schedule.