Form 10-Q
period 2000-03-31
BINDVIEW DEVELOPMENT CORP
filed 2000-05-15
CIK 1061646

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 31, 2000, was 51,392,302.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                             ASSETS                                                       MARCH 31,         DECEMBER 31,
                                                                                       2000 (Unaudited)        1999
                                                                                       ----------------    --------------
Current assets:
     Cash and cash equivalents                                                           $     79,055        $     72,150
     Short-term investments                                                                       547               4,834
     Accounts receivable, net of allowance of $714 and $623                                    10,431              15,701
     Deferred tax asset                                                                         8,639               3,069
     Other current assets                                                                         783               1,142
                                                                                         ------------        ------------
          Total current assets                                                                 99,455              96,896
     Property and equipment, net                                                               10,221               8,485
     Purchased software and related assets, net                                                 1,128               1,177
     Long-term investments                                                                      4,268               6,120
     Other assets                                                                                 699                 564
                                                                                         ------------        ------------
                 Total assets                                                            $    115,771        $    113,242
                                                                                         ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    $      4,714        $      3,077
     Accrued liabilities                                                                        5,117               2,721
     Accrued compensation                                                                       1,106               3,757
     Deferred revenue                                                                          11,515              10,311
     Current  maturities of indebtedness                                                           --                 176
                                                                                         ------------        ------------
          Total current liabilities                                                            22,452              20,042
                                                                                         ------------        ------------
Long-term liabilities:
     Indebtedness and other long-term liabilities                                                  --                 144
                                                                                         ------------        ------------
          Total long-term liabilities                                                              --                 144
                                                                                         ------------        ------------
Shareholders' equity:
     Convertible preferred stock, $0.01 par value, 20,000 shares authorized,
         0 and 2,525 shares issued & outstanding, respectively                                     --                  --
     Convertible preferred stock, $0.025 par value, 520 shares
         authorized, 0 and 7 shares issued and outstanding, respectively                           --                  --
     Series A convertible preferred stock, $0.0001 par value, 5,000 shares
         Authorized, 0 and 5,000 shares issued & outstanding, respectively                         --                   5
     Series B convertible preferred stock, no par value, 8,000 shares
          Authorized, 0 and 7,689 shares issued & outstanding, respectively                        --                   8
     Series C convertible preferred stock, no par value, 10,030 shares
          Authorized, 0 and 10,000 shares issued & outstanding                                     --                  10
     Common stock, no par value, 100,000 shares authorized,
         51,392 and 47,535 shares issued and outstanding, respectively                              1                   1
     Additional paid-in capital                                                               116,438             109,471
     Accumulated deficit                                                                      (22,650)            (15,975)
     Notes receivable, shareholders                                                              (202)               (202)
     Accumulated other comprehensive loss                                                        (268)               (262)
                                                                                         ------------        ------------
           Total shareholders' equity                                                          93,319              93,056
                                                                                         ------------        ------------
                 Total liabilities and shareholders' equity                              $    115,771        $    113,242
                                                                                         ============        ============

       See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      QUARTER
                                                                 ENDED MARCH 31,
                                                         -------------------------------
                                                             2000               1999
                                                         ------------       ------------
Revenues:
    Licenses                                             $     10,161       $      9,097
    Services                                                    5,864              3,614
                                                         ------------       ------------
       Total revenues                                          16,025             12,711
                                                         ------------       ------------
Cost of revenues:
    Cost of licenses                                              553                261
    Cost of services                                              635                531
                                                         ------------       ------------
       Total cost of revenues                                   1,188                792
                                                         ------------       ------------
Gross profit                                                   14,837             11,919
                                                         ------------       ------------
Costs and expenses:
    Sales and marketing                                         9,359              6,449
    Research and development                                    6,260              3,857
    General and administrative                                  2,427              1,526
    Transaction and restructuring                               5,581              2,286
                                                         ------------       ------------
Operating loss                                                 (8,790)            (2,199)
Other income, net                                               1,082                645
                                                         ------------       ------------
Loss before income tax provision                               (7,708)            (1,554)
Provision (benefit) for income tax                             (1,033)             1,057
                                                         ------------       ------------
Net loss                                                       (6,675)            (2,611)
Other comprehensive loss, net of tax:
    Loss from foreign currency translation                         (6)               (75)
                                                         ------------       ------------
    Comprehensive loss                                   $     (6,681)      $     (2,686)
                                                         ============       ============
Loss per common share:
    Basic                                                $      (0.13)      $      (0.06)
    Diluted                                              $      (0.13)      $      (0.06)

Shares used in computing loss per common share:
    Basic                                                      50,519             45,805
    Diluted                                                    50,519             45,805

       See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          -------------------------------
                                                                              2000               1999
                                                                          ------------       ------------
Cash flows from operating activities:
     Net loss                                                             $     (6,675)      $     (2,611)
     Adjustments to reconcile net loss to net cash provided
          by operating activities:
          Depreciation and amortization expense                                  1,288                704
          Deferred income taxes                                                 (1,033)             1,109
          Changes in assets and liabilities:
               Decrease in accounts receivable                                   5,208                174
               Decrease in other assets                                            339                496
               Increase in accounts payable                                      1,867              1,409
               Increase (decrease) in accrued liabilities                         (327)             1,489
               Increase in deferred revenues                                     1,227              1,033
                                                                          ------------       ------------
                    Net cash provided by operating activities                    1,894              3,803
                                                                          ------------       ------------


Cash flows from investing activities:
     Purchase of property and equipment                                         (2,982)            (3,349)
     (Purchase) maturity of investments, net                                     6,139            (10,600)
     Other                                                                         (98)               136
                                                                          ------------       ------------
                    Net cash provided by (used in)
                      investing activities                                       3,059            (13,813)
                                                                          ------------       ------------


Cash flows from financing activities:
     Interest accrued on convertible debentures                                     --                 86
     Notes payable and long-term debt                                             (320)               129
     Payment of capital lease obligation                                          (390)               (13)
     Proceeds from issuance of stock for employee stock purchase plan              462                 --
     Proceeds from exercise of stock options & warrant                           1,945                924
                                                                          ------------       ------------
                    Net cash provided by financing activities                    2,087              1,126


     Effect of exchange rate changes on cash                                      (135)               (14)
                                                                          ------------       ------------
Net decrease in cash and cash equivalents                                       (6,905)            (8,898)
Cash and cash equivalents at beginning of period                                72,150             51,718
                                                                          ------------       ------------
Cash and cash equivalents at end of period                                $     79,055       $     42,820
                                                                          ============       ============
Noncash financing and investing activities
     Conversion of preferred stock to common stock                                  23
     Tax benefit related to the exercise of employee stock options               4,537
     Issuance of 350 shares of common stock related to the
       acquisition of Curasoft                                                                      3,352
     Conversion of convertible debentures and preferred stock into
       common stock                                                                                 7,658

       See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
      COMBINED FINANCIAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             CONVERTIBLE
                                                                              PREFERRED
                                                 COMMON STOCK                 SERIES A
                                             ---------------------     ----------------------
                                              SHARES       AMOUNT       SHARES        AMOUNT
                                             --------     --------     --------      --------

Balance at December 31, 1999                   47,535     $      1        5,000      $      5

Exercise of stock options & warrants              508           --           --            --

Tax benefit related to exercise                    --           --           --            --
     of employee stock options
ESPP                                               48           --           --            --
Conversion of preferred A, B and C stock        3,251           --       (5,000)           (5)
      into common stock
Foreign currency translation adjustment            --           --           --            --
Net (loss) for the three months ended              --           --           --            --
     March 31, 2000
                                             --------     --------     --------      --------

Balance at March 31, 2000                      51,342     $      1           --      $     --






                                                    CONVERTIBLE                 CONVERTIBLE
                                                     PREFERRED                   PREFERRED
                                                      SERIES B                    SERIES C
                                               ----------------------      ----------------------
                                                SHARES        AMOUNT        SHARES        AMOUNT
                                               --------      --------      --------      --------

Balance at December 31, 1999                      7,689      $      8        10,000      $     10

Exercise of stock options & warrants                 --            --            --            --

Tax benefit related to exercise                      --            --            --            --
     of employee stock options
ESPP                                                 --            --            --            --
Conversion of preferred A, B and C stock         (7,689)           (8)      (10,000)          (10)
      into common stock
Foreign currency translation adjustment              --            --            --            --
Net (loss) for the three months ended
     March 31, 2000                                  --            --            --            --
                                               --------      --------      --------      --------

Balance at March 31, 2000                            --      $     --            --      $     --








                                                                                                   CUMULATIVE
                                            ADDITIONAL     COMMON                      NOTES         OTHER         TOTAL
                                             PAID-IN       STOCK      ACCUMULATED    RECEIVABLE   COMPREHENSIVE SHAREHOLDERS'
                                             CAPITAL    TO BE ISSUED    DEFICIT     SHAREHOLDERS  INCOME (LOSS)    EQUITY
                                            ----------  ------------  -----------   ------------  ------------- -------------

Balance at December 31, 1999                 $109,471     $     --     $(15,975)     $   (202)     $   (262)     $ 93,056

Exercise of stock options & warrants            1,944           --           --            --            --         1,944

Tax benefit related to exercise
     of employee stock options                  4,538           --           --            --            --         4,538
ESPP                                              462           --           --            --            --           462
Conversion of preferred A, B and C stock
      into common stock                            23           --           --            --            --            --
Foreign currency translation adjustment            --           --           --            --            (6)           (6)
Net (loss) for the three months ended
     March 31, 2000                                --           --       (6,675)           --            --        (6,675)
                                             --------     --------     --------      --------      --------      --------

Balance at March 31, 2000                    $116,438     $     --     $(22,650)     $   (202)     $   (268)     $ 93,319



            See notes to unaudited consolidated financial statements

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

These financial statements should be read in conjunction with Item 5 of this report and the Company's annual audited financial statements and the supplemental financial statements for the year ended December 31, 1999, which are included in the Annual Report on Form 10-K and Amendment No. 1 to the Company's Form 8-K.

Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000 or for other periods.

NOTE 2 - DESCRIPTION OF BUSINESS

The Company was incorporated in May 1990. Prior to 1995, the Company was known as The LAN Support Group, Inc. The Company develops, markets and supports a suite of IT risk management software products that manage the security and integrity of complex, distributed client/server networks operating on Microsoft Windows NT and Novell NetWare environments.

NOTE 3 - RECENT PRONOUNCEMENTS

In June 1998, the Financial Account Standards Board("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. The Company will adopt FAS 133 effective January 1, 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in
Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A ("SAB 101A"),
Amendment: Revenue Recognition in Financial Statements. SAB 101A delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will adopt SAB 101 as required in the second quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. As the Company reported a net loss for the three months ended March 31, 1999, and March 31, 2000, diluted earnings per common share does not differ from basic earnings per common share.

NOTE 5 - SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments have original maturities of more than three months and a remaining maturity of less than one year. Long-term investments have original maturities of more than twelve months. These investments are stated at cost, which approximates market, and it is the intent of the Company to hold these securities until maturity.

NOTE 6 - RECENT ACQUISITIONS/TRANSACTION AND RESTRUCTURING EXPENSES

Acquisition of Netect, Ltd
--------------------------
On March 1, 1999, the Company merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests. Netect develops and markets corporate security solutions for Internet/Intranet networks. In connection with the merger, the Company issued 2,322 shares of common stock, based upon an exchange ratio of 0.800044202 shares of BindView common stock for each share of Netect common stock. As a result of this merger, all of the outstanding convertible preferred stock and convertible debentures of Netect were exchanged for the Company's common stock. Transaction costs of $1,533 and restructuring costs of $991 were incurred as a result of this merger of which $238 was incurred in the second quarter of 1999.

At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment presented below of $238 occurred in the second quarter of 1999 and relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. The transaction costs related to the acquisition include investment banking fees of $590, accounting and legal expenses of $565, transfer fees of $138, and other miscellaneous transaction expenses of $240.

The accrued restructuring expenses and amounts charged against the provision as of March 31, 2000, were as follows:

   (IN THOUSANDS)                       BEGINNING             CASH                              ACCRUED EXPENSES AT
                                         ACCRUAL           EXPENDITURES          ADJUSTMENT        MARCH 31, 2000
                                        ----------         ------------          ----------     -------------------
Restructuring Expenses

Employee severance and                         575                (813)                 238                  --
     Related costs
Israeli office closing                         119                (119)                  --                  --
Other restructuring costs                       59                 (59)                  --                  --
                                        ----------         ------------          ----------     -------------------
TOTAL                                   $      753          $     (991)          $      238          $       --
                                        ==========         ============          ==========     ===================

The historical financial data included herein has been restated to reflect the merger with Netect by combining the historical results for the Company and Netect for all periods presented. There were no material transactions between BindView and Netect during the periods prior to the merger.

Acquisition of Entevo Corporation
---------------------------------
On February 9, 2000 the Company merged with Entevo Corporation ("Entevo") in a stock-for-stock transaction accounted for as a pooling of interests, Entevo provides directory management solutions that help organizations deploy, integrate, administer and maintain enterprise directory services, in Windows NT and Windows 2000 environments. In connection with the merger, the Company issued 4,181 shares of common stock, based upon an exchange ratio of 0.1205909 shares of BindView common stock for each share of Entevo common stock and 0.17210298 shares of BindView common stock for each share of Entevo Series C Preferred Stock. As a result of this merger, all of the outstanding convertible preferred stock of Entevo were exchanged for the Company's common stock. Transaction costs of $3,800 and restructuring costs of $1,781 were incurred as a result of this merger.

At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Entevo's and BindView's worldwide operations. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation and relocation expenses, contract cancellation provisions, product reorganization, integration related expenses and other miscellaneous restructuring expenses. The transaction costs related to the acquisition include investment banking fees of $2,473, professional expenses of $929, product due diligence and transfer fees of $181, and other miscellaneous transaction expenses of $217. The Company believes the remaining reserve is sufficient to complete these remaining actions under the plan.

The accrued restructuring expenses and amounts charged against the provision as of March 31, 2000, were as follows:

 (IN THOUSANDS)                   BEGINNING         CASH      ACCRUED EXPENSES AT
                                   ACCRUAL      EXPENDITURES     MARCH 31, 2000
                                 ----------     ------------  -------------------
Employee severance and                1,520            (186)           1,334
    Relocation costs
Contract cancellation
    provisions                           93              --               93
Product reorganization                   82              --               82
Integration and other
    restructuring costs                  86             (18)              68
                                 ----------     ------------  -------------------
TOTAL                            $    1,781      $     (204)      $    1,577
                                 ==========     ============  ===================

The historical financial data included herein has been restated to reflect the merger with Entevo by combining the historical results for the Company and Entevo for all periods presented. There were no material transactions between BindView and Entevo during the periods prior to the merger.

NOTE 7 - INCOME TAX

For the period ended March 31, 1999, the Company recognized a tax expense for its income generated in the U.S. A tax benefit has not been recognized for certain losses of the Company generated by Netect due to limitations on the Company's ability to realize such benefits given the former structure of Netect and the Company's plans for Netect's future operations. These factors, and the non-deductibility of the transaction expenses incurred in connection with the company's merger with Netect have resulted in the Company's effective tax rate for this period exceeding 35%.

For the period ended March 31, 2000, a portion of the transaction and restructuring expenses related to the acquisition of Entevo are non-deductible for income tax purposes. In addition, the Company will generate a research and development tax credit for federal income tax purposes during 2000. These factors have resulted in the Company's effective tax benefit approximating 13% for the current period.

The Company has net operating loss carryforwards at March 31, 2000 of approximately $41,378 available to offset future taxable income that expire between 2003 and 2020 resulting in a deferred tax asset of approximately $14,313. Based on the historical earnings generated by the Company and certain limitations that may limit the utilization of net operating loss carryforwards, management has provided a valuation allowance of $9,492 at March 31, 2000 against the net operating loss carryforwards. The valuation allowance is primarily related to pre-acquisition net operating losses of Netect and Entevo.

NOTE 8 - SEGMENT REPORTING

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in the "Risk Factors" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and those discussed herein under the heading "Cautionary Statements". The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes.

The mergers with Netect on March 1, 1999, and with Entevo Corporation on February 9, 2000, have been accounted for as pooling of interests. The historical financial data included herein has been restated to reflect these mergers.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of selected items in the Condensed Consolidated Statement of Operations and Comprehensive Loss to total revenues:

                                          PERCENT OF TOTAL NET REVENUES

                                            QUARTER ENDED MARCH 31,
                                           --------------------------
                                               2000           1999
                                           ----------      ----------

 Revenues:
      Licenses                                   63.4            71.6
      Services                                   36.6            28.4
                                           ----------      ----------
           Total revenues                       100.0           100.0
                                           ----------      ----------
 Cost of revenues:
      Cost of licenses                            3.4             2.0
      Cost of services                            4.0             4.2
                                           ----------      ----------
           Total cost of revenues                 7.4             6.2
                                           ----------      ----------
 Gross profit                                    92.6            93.8
                                           ----------      ----------
 Costs and expenses
      Sales and Marketing                        58.5            50.8
      Research and Development                   39.1            30.3
      General and Administrative                 15.1            12.0
      Transaction and Restructuring(1)           34.8            18.0
                                           ----------      ----------
 Operating loss                                 (54.9)          (17.3)
 Other income,net                                 6.8             5.1
                                           ----------      ----------
 Loss before income tax provision               (48.1)          (12.2)
 Provision (benefit) for income tax              (6.4)            8.3
                                           ----------      ----------
 Net loss                                       (41.7)          (20.5)
                                           ==========      ==========

Notes: (1) 1999 amount represents a $2,286 non-recurring charge related to costs associated with the Netect merger and restructuring. 2000 amount represents a $5,581 non-recurring charge related to costs associated with the Entevo merger and restructuring.

REVENUES

The Company's revenues are derived from the sale of software products and related services including subscription contracts. The Company's revenues increased $3.3 million or 26% in the first quarter of 2000 over the comparable quarter of the prior year.

The Company's license revenues increased $1.1 million or 12% in the first quarter of 2000 over the comparable quarter of the prior year. The increase in the Company's license revenues over these periods is a result of continued market acceptance of the BindView EMS product family and revenues generated from new product acquisitions and introductions. The results of the quarter may not be indicative of results for the full year. No assurances can be made that revenues will continue to increase at the rates reflected in quarter-to-quarter and year-to-year comparisons.

The Company's service revenues increased $2.3 million or 62% in the first quarter of 2000 over the comparable quarter of the prior year. The increase in the Company's service revenues over these periods is a result of an increase in purchases and renewals of subscription contracts by the Company's growing installed customer base. Because revenues from subscription contracts are recognized ratably over the contract term, this increase in these revenues as a percentage of total revenues results in greater deferred revenue recognition. The costs associated with these services, are recognized as they are incurred. This may negatively impact the Company's operating margins during periods in which the Company incurs infrastructure ramp-up costs in response to increases in purchases and renewals of subscription contacts.

COST OF REVENUES

Cost of licenses includes product manuals, packaging, distribution and media costs for the Company's software products. The Company's cost of licenses increased $292,000 or 112% in the first quarter of 2000 over the comparable quarter of the prior year. The cost of licenses has increased primarily due to increases in product shipments and the cost of product packaging and documentation. The Company believes these costs will remain relatively constant as a percentage of total revenue, although there will continue to be quarterly fluctuations due to the timing of certain expenses.

Cost of services includes personnel and other costs related to technical support and professional services. The Company's cost of services increased $104,000 or 20% in the first quarter of 2000 over the comparable quarter of the prior year. The cost of services has increased primarily due to increases in the cost of technical support staff providing support to the Company's growing customer base and increases in the cost of professional services staff providing customer training and implementation services.

COSTS AND EXPENSES

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. The Company's sales and marketing expenses increased $2.9 million or 45% in the first quarter of 2000 over the comparable quarter of the prior year. The increase in the sales and marketing expenses is related to the hiring of additional personnel in connection with the building of the Company's telesales and field sales force and the additional facilities and computer systems required by these additional personnel. Sales and marketing expenses increased to 58% of revenues in the first quarter of 2000 compared to 51% of revenue in the corresponding period of 1999. The increase in sales and marketing expenses as a percentage of revenues is related to 1) the ramp up of sales and marketing expenses associated with Entevo over these periods and 2) additional costs related to the integration of sales territories and the sales commission structure as a result of the acquisition of Entevo's telesales and field sales operations. Due to the seasonal nature of revenues, the Company anticipates that for the remaining fiscal quarters of 2000, sales and marketing expenses will decrease as a percentage of revenues but increase in absolute dollars as the Company continues to invest in marketing campaigns relative to the sales growth and continue to expand its domestic and international sales efforts.

Research and development expenses consist primarily of salaries and benefits for product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. The Company's research and development expenses increased $2.4 million or 62% in the first quarter of 2000 over the comparable quarter of the prior year. The increase in the research and development expenses is related to increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. Research and development expenses increased to 39% of revenues in the first quarter of 2000 compared to 30% in the corresponding period of 1999. This increase in research and development expenses as a percentage of revenue is related to 1) the ramp up of research and development expenses associated with Entevo over these periods and 2) the development of new product lines requiring additional research and development effort relative to the respective license revenue generated by these products. The Company believes that a significant research and development investment is essential for it to maintain and grow its market position and continue to expand its product line. Accordingly, the Company anticipates it will continue to devote substantial resources to product research and development for the foreseeable future, and that research and development expenses will increase in absolute dollars.

General and administrative expenses consist primarily of salaries, personnel and related costs for the Company's executive, administrative, finance and information services staff. The Company's general and administrative expenses increased $901,000 or 59% in the first quarter of 2000 over the comparable quarter of the prior year. The increase in the general and administrative expenses is related to an increase in the bad debts expense, increased staffing, increased facilities costs and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses increased to 15% of revenues in the first quarter of 2000 compared to 12% in the corresponding period of 1999. This increase in general and administrative expenses as a percentage of revenue is a result of duplicative staff associated with the Entevo acquisition. The Company expects that for the remainder of 2000 general and administrative expenses will decline as a percentage of total revenue.

TRANSACTION AND RESTRUCTURING EXPENSES

Acquisition of Netect, Ltd
--------------------------
On March 1, 1999, the Company merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests. Netect develops and markets corporate security solutions for Internet/Intranet networks. In connection with the merger, the Company issued 2,322 shares of common stock, based upon an exchange ratio of 0.800044202 shares of BindView common stock for each share of Netect common stock. As a result of this merger, all of the outstanding convertible preferred stock and convertible debentures of Netect were exchanged for the Company's common stock. Transaction costs of $1,533 and restructuring costs of $991 were incurred as a result of this merger of which $238K was incurred in the second quarter of 1999.

At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment presented below of $238 was incurred in the second quarter of 1999 and relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. The transaction costs related to the acquisition include investment banking fees of $590, accounting and legal expenses of $565, transfer fees of $138, and other miscellaneous transaction expenses of $240.

The accrued restructuring expenses and amounts charged against the provision as of March 31, 2000, were as follows:

(IN THOUSANDS)                      BEGINNING       CASH                        ACCRUED EXPENSES AT
                                     ACCRUAL     EXPENDITURES     ADJUSTMENT       MARCH 31, 2000
                                   ----------    ------------     ----------    -------------------
Restructuring Expenses
Employee severance and                    575           (813)            238                  --
     Related costs
Israeli office closing                    119           (119)             --                  --
Other restructuring costs                  59            (59)             --                  --
                                   ----------    ------------     ----------    -------------------
TOTAL                              $      753     $     (991)     $      238         $        --
                                   ==========    ============     ==========    ===================

The historical financial data included herein has been restated to reflect the merger with Netect by combining the historical results for the Company and Netect for all periods presented. There were no material transactions between BindView and Netect during the periods prior to the merger.

Acquisition of Entevo Corporation
---------------------------------
On February 9, 2000 the Company merged with Entevo Corporation ("Entevo") in a stock-for-stock transaction accounted for as a pooling of interests. Entevo provides directory management solutions that help organizations deploy, integrate, administer and maintain enterprise directory services, in Windows NT and Windows 2000 environments. In connection with the merger, the Company issued 4,181 shares of common stock, based upon an exchange ratio of 0.1205909 shares of BindView common stock for each share of Entevo common stock and 0.17210298 shares of BindView common stock for each share of Entevo Series C Preferred Stock. As a result of this merger, all of the outstanding convertible preferred stock of Entevo were exchanged for the Company's common stock. Transaction costs of $3,800 and restructuring costs of $1,781 were incurred as a result of this merger.

At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Entevo's and BindView's worldwide operations. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation and relocation expenses, contract cancellation provisions, product reorganization, integration related expenses and other miscellaneous restructuring expenses. The transaction costs related to the acquisition include investment banking fees of $2,473, professional expenses of $929, product due diligence and transfer fees of $181, and other miscellaneous transaction expenses of $217. The Company believes the remaining reserve is sufficient to complete these remaining actions under the plan.

The accrued restructuring expenses and amounts charged against the provision as of March 31, 2000, were as follows:

(IN THOUSANDS)                         BEGINNING              CASH            ACCRUED EXPENSES AT
                                        ACCRUAL            EXPENDITURES         MARCH 31, 2000
                                      ------------         ------------       -------------------
Employee severance and
    Relocation costs                         1,520                 (186)                1,334
Contract cancellation
    provisions                                  93                   --                    93
Product reorganization                          82                   --                    82
Integration and other
    restructuring costs                         86                  (18)                   68
                                      ------------         ------------          ------------
TOTAL                                 $      1,781         $       (204)         $      1,577
                                      ============         ============          ============

The historical financial data included herein has been restated to reflect the merger with Entevo by combining the historical results for the Company and Entevo for all periods presented. There were no material transactions between BindView and Entevo during the periods prior to the merger.

OTHER INCOME, NET

The Company had other income of $1.1 million in the first quarter of 2000 compared to $645,000 in the corresponding period of 1999. This increase is primarily due to an increase in interest income related to higher interest rates over the periods presented and positive cash flow from operating activities.

PROVISION FOR INCOME TAXES

The effective tax rate was approximately 13% for the period ended March 31, 2000 loss and exceeded 35% for the period ended March 31, 1999 loss. Certain transaction expenses recorded in connection with the Company's mergers with Netect and with Entevo are not deductible for federal income tax purposes and adversely impacted both periods' rates. The Company's generation of a research and development tax credit positively impacted both periods' rates. Valuation allowances booked on net operating losses adversely impacted the period ended March 31, 1999's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $77.0 million at March 31, 2000 from $76.9 million at December 31, 1999. The Company's cash, cash equivalents, short-term and long-term investments balance increased to $83.9 million at March 31, 2000 from $83.1 million at December 31, 1999.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

Our quarterly revenues, expenses and operating results may fluctuate significantly due to a number of factors, including:

     o    demand for our products;

     o    size and timing of significant orders and their fulfillment;

     o    our ability to develop and upgrade our technology;

     o    changes in our level of operating expenses;

     o    our ability to compete in a highly competitive market;

     o    undetected software errors and other product quality problems;

     o changes in our sales incentive plans and staffing of sales territories; and

     o changes in the mix of domestic and international revenues and the level of international expansion.

Generally, we do not operate with a backlog because we ship our products and recognize revenue shortly after orders are received. At the time we ship our products we have satisfied all of the criteria of Statement of Position No. 97-2 "Software Revenue Recognition," or Statement of Position No. 98-9 "Modification of SOP97-2 Software Revenue Recognition," and therefore we recognize the related license revenue. As a result, orders booked throughout a quarter substantially impact product revenues in that quarter. Our sales also fluctuate throughout the quarter as a result of customer buying patterns. We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had projected. If our revenue levels do not meet our projections, we expect our operating results to be adversely and disproportionately affected.

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

CAUTIONARY STATEMENTS

    In addition to the other information in this Quarterly Report on Form 10-Q, the following factors should be considered carefully in evaluating the Company.

    Our quarterly and annual revenues, expenses and operating results may fluctuate significantly. These fluctuations may be due to a number of factors, including:

     o    demand for our products;

     o    size and timing of significant orders and their fulfillment;

     o    our ability to develop and upgrade our technology;

     o    changes in our level of operating expenses;

     o    our ability to compete in a highly competitive market;

     o    undetected software errors and other product quality problems;

     o changes in our sales incentive plans and staffing of sales territories; and

     o changes in the mix of domestic and international revenues and the level of international expansion.

    Generally, we do not operate with a backlog because we ship our products and recognize revenue shortly after orders are received. The Company recognizes revenue in accordance with the Statement of Position No. 97-2 "Software Revenue Recognition" (SOP 97-2) or Statement of Position No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions" (SOP 98-9), as applicable. As the Company's sales transactions and product mix becomes more complex, revenue recognition under SOP 97-2 or SOP 98-9 could require the Company to defer a significant portion of the total contract and recognize this deferred revenue in future periods.

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

    Our quarterly operating results also are subject to certain seasonal fluctuations. Year-end customer buying patterns and compensation policies based on annual revenue quotas have caused our revenues to be strongest in the fourth quarter of the year and to decrease in the first quarter of the following year. In future periods, we expect that these seasonal trends may cause first quarter revenues to be significantly lower than the level achieved in the preceding fourth quarter. However, first quarter revenues in any given fiscal year are not necessarily indicative of, and should not be used as a basis for prediction of higher revenues in any future quarter.

    Before January 1, 1998, we provided telephone support free of charge and sold product upgrades separately or through subscription contracts. We now require our customers to purchase a subscription to receive product upgrades and technical support. Unlike software license revenues, which we generally recognize upon shipment of the product, we recognize subscription contract revenues ratably over the life of the contract term. As a result, if we derive a larger percentage of our revenues from subscription contracts, we will experience an increase in deferred revenue that is likely to decrease our operating margins. Decreased operating margins may materially adversely affect our operating results and financial condition.

    We believe quarter-to-quarter comparisons of our revenues, expenses and results of operations are not necessarily meaningful. You should not rely on our quarterly revenues, expenses and results of operations to predict our future performance.

    We have a limited operating history. We have a limited operating history based on our primary products and an even more limited operating history with new and acquired products. An investor in our Company must consider the risks and uncertainties frequently encountered by software companies in the early stages of development, particularly those faced by companies in the highly competitive and rapidly evolving systems management software market. To compete in this market, we believe that we must devote substantial resources to expanding our sales and marketing organization and to continue product development. As a result, we will need to recognize significant quarterly revenues to remain profitable. Our revenues have increased in recent years, and revenues for recent quarters have exceeded revenues for the same quarter for the prior year. However, we cannot be certain that we can sustain these growth rates or that we will remain profitable on a quarterly or annual basis in the future.

    Our markets are highly competitive. We face competition from different sources. Currently, our products compete with products from the following organizations:

     o providers of security analysis and audit products, such as Axent Technologies, Inc., ODS Networks, Inc., ISS Group, Inc., PentaSafe, Inc. and Network Associates Inc.;

     o providers of stand-alone inventory and asset management products, such as Tally Systems Corp.;

     o providers of LAN desktop management suites, such as Intel Corporation, Hewlett-Packard Company and Microsoft Corporation;

     o providers of event notification and response technology, such as Attention Software, Inc.;

     o providers of Windows NT management and migration tools, such as Mission Critical Software, FastLane Technologies Inc., and NetIQ Corporation;

     o certain management features included in our products compete with the native tools from Novell, Inc. and third-party tools from certain vendors, such as Computer Associates, Inc. and other companies;

     o providers of enterprise resource planning application add-ons for SAP security administration and vulnerability assessment, such as BMC Software, Insite Objects, Inc. and Envive Corp.; and

     o providers of network security scanning technology, such as Network Associates, ISS Group, Inc. and Axent Technologies.

    We expect competition in the network management software market to increase significantly as new companies enter the market and current competitors expand their product lines and services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

     o greater resources that can be devoted to the development, promotion and sale of their products;

     o    more established sales channels;

     o    greater software development experience; and

     o    greater name recognition.

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

    Product concentration. A majority of our revenues are from the sale of our NOSadmin and NETinventory products. We anticipate that these products, along with product additions as a result of the Curasoft, Netect and Entevo acquisitions, will account for majority or all of all of our revenues for the foreseeable future. Our future operating results will depend on continued market acceptance of NOSadmin and NETinventory, introduction of new products from the Curasoft, Netect and Entevo acquisitions, enhancements to these products and the continued development of additional snap-in modules for our Enterprise Console product. Competition, technological change or other factors could reduce demand for, or market acceptance of any or all of our products and could substantially damage our business. Although we currently plan to broaden our product line, we cannot be certain that we will be able to reduce our product concentration or that we will be able to generate material revenues from products acquired as a result of the Curasoft, Netect and Entevo acquisitions.

    Risks associated with length of sales cycle. We have sold our products to customer workgroups and corporate divisions. As a result, our sales cycle has ranged from three to six months. Recently, we have increased our product offerings and have also focused more of our selling effort on products for the customer's entire enterprise and as a result, have found that our sales cycle to enterprises has ranged from six to twelve months. In addition, we are currently transitioning our telesales force into a direct sales model. Our ability to effectively transition our sales force to this model can directly impact the length of our sales cycle. The sales cycle to enterprises is typically longer for a number of reasons, including:

     o the significant resources committed to an evaluation of network management software by an enterprise require us to expend substantial time, effort and money educating them on the value of our products and services; and

     o decisions to license and deploy enterprise-wide software generally involve an evaluation of our software by a significant number of personnel of the enterprise in various functional and geographic areas, each often having specific and conflicting requirements.

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

    Risks associated with international sales and operations. During 1999, 1998 and 1997, we derived approximately 16%, 10% and 13% of our revenues, respectively, from sales outside North America. We only recently opened direct telesales offices outside the United States. We have historically generated revenues outside North America through indirect channels, including VARs and other distributors. We are in the early stages of developing our indirect distribution channels in certain markets outside the United States. We cannot be certain that we will be able to attract third parties that will be able to market our products effectively or to provide timely and cost-effective customer support and service. Our reseller arrangements generally provide that resellers may carry competing product offerings. We cannot be certain that any distributor or reseller will continue to represent our products. The inability to recruit, or the loss of, important sales personnel, distributors or resellers could materially and adversely affect our business.

    As we expand our sales and support operations internationally, we anticipate that international revenues will grow as a percentage of our total revenues. To successfully expand international sales, we must:

     o    establish additional international direct telesales offices;

     o expand the management and support organizations for our international sales channel;

     o    hire additional personnel;

     o    customize our products for local markets;

     o    recruit additional international resellers where appropriate; and

     o    expand the use of our direct telesales model.

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

    10 -- Employment Agreement between BindView and Richard P. Gardner

    11 -- Statement Regarding Computation of Loss Per Common Share

    27 -- Financial Data Schedule.

(b) Reports on Form 8-K:

    The Company filed a Form 8-K dated February 23, 2000 and Form 8-K/A dated April 21, 2000 to report its merger with Entevo Corporation.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    BINDVIEW DEVELOPMENT CORPORATION

                               By: /s/ RICHARD P. GARDNER
                                  ------------------------------------------
                                             Richard P. Gardner
                                   President and Chief Executive Officer
                                          (duly authorized officer)


May 15, 2000

                               By: /s/ SCOTT R. PLANTOWSKY
                                  ------------------------------------------
                                             Scott R. Plantowsky
                                  Vice-President and Chief Financial Officer
                                        (principal financial officer)


May 15, 2000

                               INDEX TO EXHIBITS

EXHIBIT
   NO.           DESCRIPTION
-------          -----------
   10         -- Employment Agreement between BindView and Richard P. Gardner

   11         -- Statement Regarding Computation of Loss Per Common Share

   27         -- Financial Data Schedule.