Form 10-Q
period 2000-06-30
BINDVIEW DEVELOPMENT CORP
filed 2000-08-14
CIK 1061646

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock, no par value, outstanding as of June 30, 2000, was 51,985,105.

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                        BINDVIEW DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                        ASSETS                                   JUNE 30,       DECEMBER 31,
                                                                                   2000             1999
                                                                               -------------    -------------
Current assets:
     Cash and cash equivalents                                                 $      61,737    $      72,150
     Short-term investments                                                            5,498            4,834
     Accounts receivable, net of allowance of $818 and $623                           13,036           15,701
     Deferred tax asset                                                               12,851            3,069
     Other current assets                                                              1,389            1,142
                                                                               -------------    -------------
          Total current assets                                                        94,511           96,896
                                                                               -------------    -------------
     Property and equipment, net                                                      12,448            8,485
     Long-term investments                                                             7,785            6,120
     Other assets                                                                      2,311            1,741
                                                                               -------------    -------------
                 Total assets                                                  $     117,055    $     113,242
                                                                               =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $       2,134    $       3,077
     Accrued liabilities                                                               2,404            2,721
     Accrued compensation                                                              2,372            3,757
     Deferred revenue                                                                  9,866           10,311
     Current  maturities of indebtedness                                                  --              176
                                                                               -------------    -------------
          Total current liabilities                                                   16,776           20,042
                                                                               -------------    -------------
Long-term liabilities:
     Indebtedness and other long-term liabilities                                         --              144
                                                                               -------------    -------------
          Total long-term liabilities                                                     --              144
                                                                               -------------    -------------
Shareholders' equity:
     Convertible preferred stock, $0.025 par value, 520 shares
         Authorized, 0 and 7 shares issued and outstanding, respectively                  --               --
     Series A convertible preferred stock, $0.0001 par value, 5,000 shares
         Authorized, 0 and 5,000 shares issued & outstanding, respectively                --                5
     Series B convertible preferred stock, no par value, 8,000 shares
          Authorized, 0 and 7,689 shares issued & outstanding, respectively               --                8
     Series C convertible preferred stock, no par value, 10,030 shares
          Authorized, 0 and 10,000 shares issued & outstanding                            --               10
     Common stock, no par value, 100,000 shares authorized,
         51,985 and 47,535 shares issued and outstanding, respectively                     1                1
     Additional paid-in capital                                                      123,020          109,471
     Accumulated deficit                                                             (22,121)         (15,975)
     Notes receivable, shareholders                                                     (144)            (202)
     Accumulated other comprehensive loss                                               (477)            (262)
                                                                               -------------    -------------
           Total shareholders' equity                                                100,279           93,056
                                                                               -------------    -------------
                 Total liabilities and shareholders' equity                    $     117,055    $     113,242
                                                                               =============    =============


      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              QUARTER                    SIX MONTHS
                                                           ENDED JUNE 30,               ENDED JUNE 30,
                                                      ------------------------    ------------------------
                                                         2000          1999          2000          1999
                                                      ----------    ----------    ----------    ----------
Revenues:
   Licenses                                           $   13,376    $   11,209    $   23,537    $   20,306
   Services                                                6,974         4,323        12,838         7,937
                                                      ----------    ----------    ----------    ----------
      Total revenues                                      20,350        15,532        36,375        28,243
                                                      ----------    ----------    ----------    ----------

Cost of revenues:
   Cost of licenses                                          575           359         1,128           620
   Cost of services                                          995           571         1,630         1,102
                                                      ----------    ----------    ----------    ----------
      Total cost of revenues                               1,570           930         2,758         1,722
                                                      ----------    ----------    ----------    ----------
Gross profit                                              18,780        14,602        33,617        26,521
                                                      ----------    ----------    ----------    ----------
Costs and expenses:
   Sales and Marketing                                     9,984         7,657        19,343        14,106
   Research and Development                                6,571         4,554        12,831         8,411
   General and Administrative                              2,720         1,809         5,147         3,335
   Transaction and Restructuring                              --           238         5,581         2,524
                                                      ----------    ----------    ----------    ----------
Operating income (loss)                                     (495)          344        (9,285)       (1,855)
Other income, net                                          1,271           741         2,353         1,386
                                                      ----------    ----------    ----------    ----------
Income (loss) before income tax provision                    776         1,085        (6,932)         (469)
Provision for income tax                                     247         1,037          (786)        2,094
                                                      ----------    ----------    ----------    ----------
Net income (loss)                                            529            48        (6,146)       (2,563)
Other comprehensive income, net of tax:
   Loss from foreign currency translation                   (209)          (20)         (215)          (84)
                                                      ----------    ----------    ----------    ----------
  Comprehensive income (loss)                         $      320    $       28    $   (6,361)   $   (2,647)
                                                      ==========    ==========    ==========    ==========
Earnings (loss) per common share:
   Basic                                              $     0.01    $     0.00    $    (0.12)   $    (0.06)
   Diluted                                            $     0.01    $     0.00    $    (0.12)   $    (0.06)

Shares used in computing earnings per common share:
   Basic                                                  51,882        47,748        50,893        46,558
   Diluted                                                54,866        52,572        50,893        46,558

      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                ------------------------
                                                                   2000          1999
                                                                ----------    ----------
Cash flows from operating activities:
     Net (loss)                                                 $   (6,146)   $   (2,563)
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization expense                      2,397         1,577
          Deferred income taxes                                       (873)       (2,267)
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable            2,602        (1,449)
               Decrease (increase) in other assets                    (272)          583
               Increase (decrease) in accounts payable                (698)        1,487
               Increase (decrease) in accrued liabilities           (1,770)          410
               Increase (decrease) in deferred revenues               (419)        1,774
                                                                ----------    ----------
                    Net cash used by operating activities           (5,179)         (448)
                                                                ----------    ----------

Cash flows from investing activities:
     Purchase of property and equipment                             (6,324)       (4,784)
     Purchase of investments, net                                   (2,329)       (8,386)
     Other                                                            (780)         (532)
                                                                ----------    ----------
                    Net cash used by investing activities           (9,433)      (13,702)
                                                                ----------    ----------

Cash flows from financing activities:
     Notes payable and long-term debt                                 (262)       (7,366)
     Proceeds from issuance of stock for employee stock
       purchase                                                      2,672        10,965
     Proceeds from exercise of stock options & warrants              1,945         3,176
                                                                ----------    ----------
                    Net cash provided by financing activities        4,355         6,775

     Effect of exchange rate changes on cash                          (156)          414
                                                                ----------    ----------
Net decrease in cash and cash equivalents                          (10,413)       (6,961)
Cash and cash equivalents at beginning of period                    72,150        51,718
                                                                ----------    ----------
Cash and cash equivalents at end of period                      $   61,737    $   44,757
                                                                ==========    ==========
Non cash financing and investing activities:
  Issuance of 350 shares of common stock related to the
    acquisition of Curasoft                                     $       --    $    3,352

  Tax benefit related to the exercise of employee
    stock options                                               $    8,910    $    4,415

  Conversion of convertible debentures and preferred
    stock into common stock                                     $       23    $    7,658



      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      CONVERTIBLE          CONVERTIBLE
                                                                       PREFERRED            PREFERRED
                                                COMMON STOCK            SERIES A             SERIES B
                                             -----------------     -----------------     -----------------
                                             SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                             -------   -------     -------   -------     -------   -------
Balance at December 31, 1999                 47,535    $     1      5,000    $     5      7,689    $     8
Exercise of stock options and warrants        1,151         --         --         --         --         --
Payment on Note                                  --         --         --         --         --         --
Tax benefit related to exercise
    of employee stock options                    --         --         --         --         --         --
ESPP                                             48         --         --         --         --         --
Conversion of preferred A, B & C stock
    into common stock                         3,251         --     (5,000)        (5)    (7,689)        (8)
Foreign currency translation adjustment          --         --         --         --         --         --
Net loss for the six months ended
   June 30, 2000                                 --         --         --         --         --         --
                                             -------   -------     -------   -------     -------   -------

Balance at June 30, 2000                     51,985    $     1         --    $    --         --    $    --
                                             =======   =======     =======   =======     =======   =======
                                                 CONVERTIBLE
                                                  PREFERRED
                                                   SERIES C         ADDITIONAL                         NOTES
                                              -----------------      PAID-IN        ACCUMULATED     RECEIVABLE
                                              SHARES     AMOUNT      CAPITAL         DEFICIT       SHAREHOLDERS
                                              -------   -------     ----------      ------------   ------------
Balance at December 31, 1999                  10,000    $    10     $109,471        $  (15,975)     $     (202)
Exercise of stock options and warrants            --         --        4,154                --              --
Payment on Note                                   --         --           --                --              58
Tax benefit related to exercise
    of employee stock options                     --         --        8,910                --              --
ESPP                                              --         --          462                --              --
Conversion of preferred A, B & C stock
    into common stock                        (10,000)       (10)          23                --              --
Foreign currency translation adjustment           --         --           --                --              --
Net loss for the six months ended
   June 30, 2000                                  --         --           --            (6,146)             --
                                              -------   -------     ---------       -----------     ----------

Balance at June 30, 2000                          --    $    --     $123,020        $  (22,121)     $     (144)
                                              =======   =======     =========       ===========     ==========

                                                 CUMULATIVE
                                                   OTHER            TOTAL
                                               COMPREHENSIVE    SHAREHOLDERS'
                                               INCOME (LOSS)      EQUITY
                                               -------------     -----------
Balance at December 31, 1999                   $        (262)    $    93,056
Exercise of stock options and warrants                    --           4,154
Payment on Note                                           --              58
Tax benefit related to exercise
    of employee stock options                             --           8,910
ESPP                                                      --             462
Conversion of preferred A, B & C stock
    into common stock                                     --              --
Foreign currency translation adjustment                 (215)           (215)
Net loss for the six months ended
   June 30, 2000                                          --          (6,146)
                                               -------------     -----------

Balance at June 30, 2000                        $       (477)    $   100,279
                                               =============     ===========


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

These financial statements should be read in conjunction with Item 5 of this report and the Company's annual audited financial statements and the supplemental financial statements for the year ended December 31, 1999, which are included in the Annual Report on Form 10-K and Amendment No. 1 to the Company's Form 8-K dated April 21, 2000.

Operating results for the three month period and six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000 or for other periods.

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

NOTE 3 - RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("FAS 137"), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133. FAS 137 delays the implementation of FAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt FAS 137 effective January 1, 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), Amendment:
Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 until no later than the fourth quarter fiscal quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 as required in the fourth quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to outstanding shares of convertible preferred stock, convertible debentures and outstanding stock options and warrants to purchase common stock unless such inclusion would be anti-dilutive. Incremental shares of 4,824 and 2,984 in the second quarter of 1999 and 2000, respectively, were used in the calculation of diluted earnings per common share. As the Company reported a net loss for the six months ended June 30, 1999, and June 30, 2000, diluted earnings per common share does not differ from basic earnings per common share. In the second quarter of 1999 and 2000, options and warrants to acquire 2,212 and 5,855 shares of common stock at a weighted average exercise price of $11.46 and $10.69, respectively, were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares for the period. For the six months ended June 30, 1999, and June 30, 2000, options to acquire 691 and 20 shares of common stock at a weighted average exercise price of $12.03 and $24.43, respectively, were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares for the period.

NOTE 5 - SHORT-TERM AND LONG-TERM INVESTMENTS

The Company's short-term investments include commercial paper, corporate bonds or certificates of deposit that have original maturities of more than three months and a remaining maturity of less than one year. The Company's long-term investments include corporate bonds, certificates of deposit and an investment in redeemable preferred stock and have original maturities of more than twelve months. In April 2000 the Company established a partnership with an international software distribution and consulting firm and as a result invested in $5,000 of redeemable preferred stock in the firm. These investments are stated at cost, which approximates market, as it is the intent of the Company to hold these securities until maturity.

NOTE 6 - RECENT ACQUISITIONS/TRANSACTION AND RESTRUCTURING EXPENSES

Acquisition of Netect, Ltd

On March 1, 1999, the Company merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests. Netect develops and markets corporate security solutions for Internet/Intranet networks. In connection with the merger, the Company issued 2,322 shares of common stock, based upon an exchange ratio of 0.800044202 shares of BindView common stock for each share of Netect common stock. As a result of this merger, all of the outstanding convertible preferred stock and convertible debentures of Netect were exchanged for the Company's common stock. Transaction costs of $1,533 and restructuring costs of $991 were incurred as a result of this merger. The historical financial data included herein has been restated to reflect the merger with Netect by combining the historical results for the Company and Netect for all periods presented. There were no material transactions between BindView and Netect during the periods prior to the merger.

At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. The Company has completed the actions related to the restructuring plans. The transaction costs related to the acquisition include investment banking fees of $590, accounting and legal expenses of $565, transfer fees of $138, and other miscellaneous transaction expenses of $240.

The accrued restructuring expenses and amounts charged against the provision as of June 30, 2000, were as follows:

                                                    BEGINNING            CASH                         ACCRUED EXPENSES AT
                                                     ACCRUAL         EXPENDITURES       ADJUSTMENT       JUNE 30, 2000
                                                 ---------------   ---------------    ---------------   ---------------
                     Employee severance and      $           575   $          (813)   $           238   $            --
                          related costs
                     Israeli office closing                  119              (119)                --                --
                     Other restructuring costs                59               (59)                --                --
                                                 ---------------   ---------------    ---------------   ---------------
                     TOTAL                       $           753   $          (991)   $           238   $            --
                                                 ===============   ===============    ===============   ===============

Acquisition of Entevo Corporation

On February 9, 2000 the Company merged with Entevo Corporation ("Entevo") in a stock-for-stock transaction accounted for as a pooling of interests. Entevo provides directory management solutions that help organizations deploy, integrate, administer and maintain enterprise directory services, in Windows NT and Windows 2000 environments. In connection with the merger, the Company issued 4,181 shares of common stock, based upon an exchange ratio of 0.1205909 shares of BindView common stock for each share of Entevo common stock and 0.17210298 shares of BindView common stock for each share of Entevo Series C Preferred Stock. As a result of this merger, all of the outstanding convertible preferred stock of Entevo was exchanged for the Company's common stock. Transaction costs of $3,800 and restructuring costs of $1,781 were incurred as a result of this merger. The historical financial data included herein has been restated to reflect the merger with Entevo by combining the historical results for the Company and Entevo for all periods presented. There were no material transactions between BindView and Entevo during the periods prior to the merger.

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

The accrued restructuring expenses and amounts charged against the provision as of June 30, 2000, were as follows:

                                BEGINNING           CASH         ACCRUED EXPENSES AT
                                 ACCRUAL         EXPENDITURES      JUNE 30, 2000
                             ---------------   ---------------    ---------------
Employee severance and       $         1,520   $        (1,504)   $            16
    relocation costs
Elimination of duplicative                93               (73)                20
    operating expense
Product reorganization                    82               (37)                45
Integration and other                     86               (86)                --
    restructuring costs
                             ---------------   ---------------    ---------------
TOTAL                        $         1,781   $        (1,700)   $            81
                             ===============   ===============    ===============

NOTE 7 - INCOME TAX

The effective tax rate was approximately 32% for the quarter ended June 30, 2000 and was approximately 96% for the quarter ended June 30, 1999. The Company's generation of a research and development tax credit for federal income tax purposes during 2000 is the primary reason for the Company's effective tax rate of approximately 32% for the current period. Valuation allowances booked on foreign net operating losses and Entevo's U.S. losses adversely impacted the rate for the quarter ended June 30, 1999. A portion of the transaction and restructuring expenses related to the acquisition of Entevo in the first quarter of 2000 are non-deductible for income tax purposes. The non-deductible nature of these expenses resulted in the Company's tax benefit approximating 13% for the first quarter of 2000. The Company expects that its effective tax rate will be approximately 32% for each of the remaining fiscal quarters of 2000.

The Company has net operating loss carryforwards at June 30, 2000 of approximately $42,178 available to offset future taxable income that expire between 2003 and 2020 resulting in a deferred tax asset of approximately $14,593. Based on the historical earnings generated by the Company and certain limitations that may limit the utilization of net operating loss carryforwards, management has provided a valuation allowance of $9,492 at June 30, 2000 against the net operating loss carryforwards. The valuation allowance is primarily related to pre-acquisition net operating losses of Netect and Entevo.

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

The mergers with Netect on March 1, 1999, and with Entevo Corporation on February 9, 2000, have been accounted for as a pooling of interests. The historical financial data included herein has been restated to reflect these mergers.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of selected items in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to total revenues:

                                                       QUARTER                    SIX MONTHS
                                                    ENDED JUNE 30,               ENDED JUNE 30,
                                            ----------------------------   ----------------------------
                                                2000            1999           2000            1999
                                            ------------    ------------   ------------    ------------
                                                          (PERCENT OF TOTAL NET REVENUES)
Revenues:
     Licenses                                       65.7            72.2           64.7            71.9
     Services                                       34.3            27.8           35.3            28.1
                                            ------------    ------------   ------------    ------------
          Total revenues                           100.0           100.0          100.0           100.0
                                            ------------    ------------   ------------    ------------

Cost of revenues:
     Cost of licenses                                2.8             2.3            3.1             2.2
     Cost of services                                4.9             3.7            4.5             3.9
                                            ------------    ------------   ------------    ------------
          Total cost of revenues                     7.7             6.0            7.6             6.1
                                            ------------    ------------   ------------    ------------
Gross profit                                        92.3            94.0           92.4            93.9
                                            ------------    ------------   ------------    ------------

Costs and expenses:
     Sales and Marketing                            49.0            49.3           53.2            49.9
     Research and Development                       32.3            29.3           35.3            29.8
     General and Administrative                     13.4            11.7           14.1            11.8
     Transaction and Restructuring (1)               0.0             1.5           15.3             9.0
                                            ------------    ------------   ------------    ------------
Operating income (loss)                             (2.4)            2.2          (25.5)           (6.6)
Other income, net                                    6.2             4.8            6.4             4.9
                                            ------------    ------------   ------------    ------------
Income (loss) before income tax provision            3.8             7.0          (19.1)           (1.7)
Provision for income tax                             1.2             6.7           (2.2)            7.4
                                            ------------    ------------   ------------    ------------
Net income (loss)                                    2.6             0.3          (16.9)           (9.1)
                                            ============    ============   ============    ============

REVENUES

The Company's revenues are derived from the sale of software products and related services including subscription contracts. The Company's revenues increased $4.8 million or 31% in the second quarter of 2000 over the comparable quarter of the prior year and $8.1 million or 29% over the comparable six months of the prior year.

The Company's license revenues increased $2.2 million or 19% in the second quarter of 2000 over the comparable quarter of the prior year and $3.2 million or 16% over the comparable six months of the prior year. The increase in the Company's license revenues over these periods is a result of continued market acceptance of the BindView EMS product family and revenues generated from new product acquisitions and introductions. The results of the quarter may not be indicative of results for the full year. No assurances can be made that revenues will continue to increase at the rates reflected in quarter-to-quarter and year-to-year comparisons.

The Company's service revenues increased $2.7 million or 61% in the second quarter of 2000 over the comparable quarter of the prior year and $4.9 million or 62% over the comparable six months of the prior year. The increase in the Company's service revenues over these periods is a result of an increase in purchases and renewals of subscription contracts by the Company's growing installed customer base. Because revenues from subscription contracts are recognized ratably over the contract term, this increase in these revenues as a percentage of total revenues results in greater deferred revenue recognition. The costs associated with these services, are recognized as they are incurred. This may negatively impact the Company's operating margins during periods in which the Company incurs infrastructure ramp-up costs in response to increases in purchases and renewals of subscription contacts.

COST OF REVENUES

Cost of licenses includes product manuals, packaging, distribution and media costs for the Company's software products. The Company's cost of licenses increased $216,000 or 60% in the second quarter of 2000 over the comparable quarter of the prior year and $508,000 or 82% over the comparable six months of the prior year. The cost of licenses has increased primarily due to increases in product shipments and the cost of product packaging and documentation. The Company believes these costs will remain relatively constant as a percentage of total revenue, although there will continue to be quarterly fluctuations due to the timing of certain expenses.

Cost of services includes personnel and other costs related to technical support and professional services. The Company's cost of services increased $424,000 or 74% in the second quarter of 2000 over the comparable quarter of the prior year and $528,000 or 48% over the comparable six months of the prior year. The cost of services has increased primarily due to increases in the cost of technical support staff providing support to the Company's growing customer base and increases in the cost of professional services staff providing customer training and implementation services.

COSTS AND EXPENSES

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. The Company's sales and marketing expenses increased $2.3 million or 30% in the second quarter of 2000 over the comparable quarter of the prior year and $5.2 million or 37% over the comparable six months of the prior year. The increase in the sales and marketing expenses is related to the hiring of additional personnel in connection with the building of the Company's telesales and field sales force and the additional facilities and computer systems required by these additional personnel. Sales and marketing expenses remained stable at 49% of revenues for the second quarter of 2000 and in the corresponding period of 1999 and increased to 53% of revenues from 50% of revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in sales and marketing expenses as a percentage of revenues is related to (1) the Company's efforts to recruit, train, and deploy sales representatives with a higher level of experience, and thus with a higher associated compensation level; (2) the Company's attempt to increase the ratio of sales related software engineers to sales representatives; and (3) the incurrence of more travel and remote deployment of sales representatives in an effort to secure larger orders. Due to the seasonal nature of revenues, the Company anticipates that for the remaining fiscal quarters of 2000, sales and marketing expenses will decrease as a percentage of revenues but increase in absolute dollars as the Company continues to invest in marketing campaigns relative to the sales growth and increase its expansion of domestic and international sales efforts.

Research and development expenses consist primarily of salaries and benefits for product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. The Company's research and development expenses increased $2.0 million or 44% in the second quarter of 2000 over the comparable quarter of the prior year and $4.4 million or 53% over the comparable six months of the prior year. The increase in the research and development expenses is related to increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. Research and development expenses increased to 32% of revenues in the second quarter of 2000 compared to 29% in the corresponding period of 1999 and increased to 35% of revenues from 30% of revenues for the six months ended June 30, 2000 and 1999, respectively. This increase in research and development expenses as a percentage of revenue is related to the ramp up of research and development expenses associated with Entevo over these periods and new product lines requiring additional research and development effort relative to the respective license revenue generated by these products in the periods. The Company believes that a significant research and development investment is essential for it to maintain and grow its market position and continue to expand its product line. Accordingly, the Company anticipates it will continue to devote substantial resources to product research and development for the foreseeable future, and that research and development expenses will increase in absolute dollars.

General and administrative expenses consist primarily of salaries, personnel and related costs for the Company's executive, administrative, finance and information services staff. The Company's general and administrative expenses increased $911,000 or 50% in the second quarter of 2000 over the comparable quarter of the prior year and $1.8 million or 54% over the comparable six months of the prior year. The increase in the general and administrative expenses is related to the increase in the allowance for doubtful accounts over this period and increased staffing, facilities costs and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses increased to 13% of revenues in the second quarter of 2000 compared to 12% in the corresponding period of 1999 and increased to 14% of revenues from 12% of revenues for the six months ended June 30, 2000 and 1999, respectively. This increase in general and administrative expenses as a percentage of revenue is a result of duplicative staff associated with the Entevo acquisition and the increase in staff to support the Company's growing scale of worldwide operations. The Company expects the remainder of 2000 general and administrative expenses to decline as a percentage of total revenue.

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

At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. The Company has completed the actions related to the restructuring plans. The transaction costs related to the acquisition include investment banking fees of $590, accounting and legal expenses of $565, transfer fees of $138, and other miscellaneous transaction expenses of $240.

The accrued restructuring expenses and amounts charged against the provision as of June 30, 2000, were as follows:

                                BEGINNING            CASH                            ACCRUED EXPENSES AT
                                 ACCRUAL         EXPENDITURES         ADJUSTMENT       JUNE 30, 2000
                            ----------------   ----------------    ----------------   ----------------
Employee severance and      $            575   $           (813)   $            238   $             --
     related costs
Israeli office closing                   119               (119)                 --                 --
Other restructuring costs                 59                (59)                 --                 --
                            ----------------   ----------------    ----------------   ----------------
TOTAL                       $            753   $           (991)   $            238   $             --
                            ================   ================    ================   ================

Acquisition of Entevo Corporation

On February 9, 2000 the Company merged with Entevo Corporation ("Entevo") in a stock-for-stock transaction accounted for as a pooling of interests. Entevo provides directory management solutions that help organizations deploy, integrate, administer and maintain enterprise directory services, in Windows NT and Windows 2000 environments. In connection with the merger, the Company issued 4,181 shares of common stock, based upon an exchange ratio of 0.1205909 shares of BindView common stock for each share of Entevo common stock and 0.17210298 shares of BindView common stock for each share of Entevo Series C Preferred Stock. As a result of this merger, all of the outstanding convertible preferred stock of Entevo was exchanged for the Company's common stock. Transaction costs of $3,800 and restructuring costs of $1,781 were incurred as a result of this merger. The historical financial data included herein has been restated to reflect the merger with Entevo by combining the historical results for the Company and Entevo for all periods presented. There were no material transactions between BindView and Entevo during the periods prior to the merger.

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

The accrued restructuring expenses and amounts charged against the provision as of June 30, 2000, were as follows:

                               BEGINNING        CASH        ACCRUED EXPENSES AT
                                ACCRUAL     EXPENDITURES       JUNE 30, 2000
                             ------------   ------------    -------------------
Employee severance and       $      1,520   $     (1,504)   $             16
    relocation costs
Elimination of duplicative             93            (73)                 20
    operating expense
Product reorganization                 82            (37)                 45
Integration and other
    restructuring costs                86            (86)                 --
                             ------------   ------------    ----------------
TOTAL                        $      1,781   $     (1,700)   $             81
                             ============   ============    ================

OTHER INCOME, NET

The Company had other income of $1.3 million in the second quarter of 2000 compared to $741,000 in the corresponding period of 1999. This increase is primarily due to an increase in interest income related to higher cash, cash equivalents and investment balances as a result of the proceeds from Company's initial public offering in July 1998, secondary offering in December 1998 and positive cash flow from operating activities.

PROVISION FOR INCOME TAXES

The effective tax rate was approximately 32% for the quarter ended June 30, 2000 and was approximately 96% for the quarter ended June 30, 1999. The tax benefit was approximately 11% for the six months ended June 30, 2000 and the effective tax rate was approximately (446)% for the six months ended June 30, 1999. The Company's generation of a research and development tax credit positively impacted these rates. Valuation allowances booked on foreign net operating losses and Entevo's U.S. losses adversely impacted the rate for the quarter and six months ended June 30, 1999. A portion of the transaction and restructuring expenses related to the acquisition of Entevo in the first quarter of 2000 are non-deductible for income tax purposes. The non-deductible nature of these expenses resulted in the Company's tax benefit approximating 13% for the first quarter of 2000. The company expects that its effective tax rate will be approximately 32% for each of the remaining fiscal quarters of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $77.7 million at June 30, 2000 from $76.9 million at December 31, 1999. The Company's cash, cash equivalents, short-term and long-term investments balance decreased to $75.0 million at June 30, 2000 from $83.1 million at December 31, 1999. This decrease is related to the Company's purchase of $5.0 million of redeemable preferred stock in an international software distribution and consulting firm and the payment of transaction and restructuring costs during the period.

The Company believes that its existing cash, cash equivalents, short-term investments and cash flow from operations will be sufficient to meet its normal working capital requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing would not be dilutive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments.

Foreign Currency Exchange Rates

    The Company operates globally and the functional currency for most of its non-U.S. enterprises is the local currency. For the fiscal years 1999, 1998 and 1997, approximately 17%, 10% and 13% of the Company's consolidated revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating the Company's foreign subsidiaries are incurred in foreign currencies. As a result, the Company's U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Based on the Company's foreign currency exchange instruments outstanding at June 30, 2000, the Company estimates that a near-term change in foreign currency rates would not materially affect its financial position, results of operations or net cash flows for the year quarter and six months ended June 30, 2000. The Company used a value-at-risk (VAR) model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company.

Interest Rate Risk

    The Company adheres to a conservative investment policy, whereby its principle concern is the preservation of liquid funds while maximizing its yield on such assets. Cash, cash equivalents, short-term investments and long-term investments approximated $75.0 million and $83.1 million at June 30, 2000 and December 31, 1999, respectively. Such amounts were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although the Company's portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold. The Company estimates that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for the quarter and six months ended June 30, 2000. The Company used a value-at-risk ("VAR") model to measure potential market risk on its marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company.

                           PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to a vote of security holders.

The Company held its annual meeting of shareholders on May 5, 2000. At that meeting, the shareholders elected Messrs. John J. Moores and Scott R. Plantowsky as directors for 3-year terms. In addition, the terms of Messrs. Peter L. Bloom, Richard P. Gardner, Richard A. Hosley II, Eric J. Pulaski and Leland D. Putterman continued after the meeting. The shareholders also approved an amendment to the Company's Omnibus Incentive Plan to increase the number of shares available for awards granted under that plan. The following is a summary of how shareholders voted.

--------------------------------------------------------------------------------------------------------
                                   VOTES FOR       VOTES AGAINST       ABSTENTIONS AND BROKER NON-VOTES
--------------------------------------------------------------------------------------------------------
ITEM
--------------------------------------------------------------------------------------------------------
Election of John J. Moores         39,289,824           n/a                        147,373
--------------------------------------------------------------------------------------------------------
Election of Scott R. Plantowsky    39,260,620           n/a                        176,577
--------------------------------------------------------------------------------------------------------
Plan Amendment                     21,332,521        10,848,010                   1,364,167
--------------------------------------------------------------------------------------------------------

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

    Orders booked throughout a quarter may substantially impact product revenues in that quarter. Our sales also fluctuate throughout the quarter as a result of customer buying patterns. We generally record a significant portion for our revenue in the later portion of each quarter. In addition, we base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to reduce spending quickly if our revenues are lower than we had projected. If our revenue levels do not meet our projections, we expect our operating results to be adversely and disproportionately affected.

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

    OUR MARKETS ARE HIGHLY COMPETITIVE. We face competition from companies both small with a niche offering as well as public companies with a breadth of offerings. Currently, our products compete with products from the following organizations:

     o providers of security analysis and audit products, such as Axent Technologies, Inc., ODS Networks, Inc., ISS Group, Inc., PentaSafe, Inc., Network Associates Inc. and Symantec Corporation;

     o providers of stand-alone inventory and asset management products, such as Tally Systems Corp.;

     o providers of LAN desktop management suites, such as Intel Corporation, Hewlett-Packard Company and Microsoft Corporation;

     o providers of event notification and response technology, such as Attention Software, Inc.;

     o providers of Windows NT management and migration tools, such as FastLane Technologies Inc., NetIQ Corporation and Quest Software;

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

    In addition, companies such as Novell and Microsoft also offer native tools with their products that provide a basic set of management tools. While these tools provide help in certain administrative tasks for their own platform, they do not help large administrators cope with the day-to-day management tasks that they are challenged with. BindView solutions not only provide a easy to use interface, but scales to the largest of the heterogeneous environments. Moreover Novell and Microsoft do not have any incentive to make their platforms easier to use or deploy. BindView is in a unique position to help address the growing demand for cross-platform security and administration in such installations.

We expect competition in the network management software market to increase significantly as new companies enter the market and current competitors expand their product lines and services. In addition, we have noted what appears to be a recent trend of consolidation in that market through mergers and acquisitions. Three recent examples are Mission Critical Software's merger with NetIQ, Axent's announced acquisition by Symantec, and Braintree Software's announced acquisition by PentaSafe. If such consolidation continues, it could result in the creation of new competitors and/or enhancement of the competitive capabilities of existing competitors. Many of these existing and potential competitors are likely to enjoy substantial competitive advantages, including:

     o greater resources that can be devoted to the development, promotion and sale of their products;

     o    more established sales channels;

     o    greater software development experience; and

     o    greater name recognition.

    Our competitors compete with us not only for sales, but also for employees. We have recently noted that certain competitors seem to be increasingly targeting our sales force, and (to a lesser extent) our software development staff, in their recruiting efforts. In some respects this is a consequence of our growth in headcount, because we have succeeded in building up a pool of talent that has become an attractive target for "raiding" by recruiters. We have taken steps that we deem appropriate to remind departing employees and certain competitors of our employees' confidentiality- and noncompetition obligations. If we continue to increase the size of our talent pool as we intend, we expect that we will become an even more attractive target for employee raiding.

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

    PRODUCT CONCENTRATION. A majority of our revenues are from the sale of our NOSadmin and NETinventory products. [Is this still accurate?] We anticipate that these products, along with product additions as a result of the Curasoft, Netect and Entevo acquisitions, will account for majority or all of all of our revenues for the foreseeable future. Our future operating results will depend on continued market acceptance of NOSadmin and NETinventory, introduction of new products from the Curasoft, Netect and Entevo acquisitions, enhancements to these products and the continued development of additional snap-in modules for our Enterprise Console product. Competition, technological change or other factors could reduce demand for, or market acceptance of any or all of our products and could substantially damage our business. Although we currently plan to broaden our product line, we cannot be certain that we will be able to reduce our product concentration or that we will be able to generate material revenues from products acquired as a result of the Curasoft, Netect and Entevo acquisitions.

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

    RISKS ASSOCIATED WITH COMPLETED AND POTENTIAL ACQUISITIONS. We have made and may continue to make investments in complementary companies, technologies, services or products if we find appropriate opportunities. If we buy a company, we could have difficulty assimilating the personnel and operations of the acquired company. If we make other types of acquisitions, assimilating the technology, services or products into our operations could be difficult. Acquisitions can disrupt our ongoing business, distract management and other resources and make it difficult to maintain our standards, controls and procedures. We may not succeed in overcoming these risks or in any other problems we might encounter in connection with any future acquisitions. We may be required to incur debt or issue equity securities to pay for any future acquisitions. In addition, there can be no assurance that we will be able to successfully integrate our recent acquisitions of Netect and Entevo or that we will be able to integrate the products and technology we acquired into our sales model or product offerings.

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

10.1 Executive Employment Agreement, dated effective April 18, 2000, between BindView Development Corporation and William D. Miller.

10.2  BindView Development Corporation Omnibus Incentive Plan, as amended

10.3 BindView Development Corporation 1998 Non-Employee Director Stock Option Plan, as amended

10.4  Netect, Ltd. 1998 International Employee Stock Plan, as amended

10.5  Entevo Corporation 1997 Stock Plan, as amended

10.6  Entevo Corporation 1998 Indian Stock Option Plan, as amended

10.7  2000 Indian Stock Option Plan

10.8  2000 Employee Incentive Plan

11    -- Statement Regarding Computation of Earnings (Loss) Per Common Share

27    -- Financial Data Schedule.

(b) Reports on Form 8-K.

In a Report on Form 8-K dated April 3, 2000, under Item 5, the Company reported that it had issued a press release relating to its financial results for the quarter ended March 31, 2000.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BINDVIEW DEVELOPMENT CORPORATION



                                  By: /s/ RICHARD P. GARDNER
                                     -------------------------------------------
                                                 Richard P. Gardner
                                        President and Chief Executive Officer
                                              (duly authorized officer)

AUGUST 14, 2000

                                  By: /s/ SCOTT R. PLANTOWSKY
                                     -------------------------------------------
                                                  Scott R. Plantowsky
                                      Vice-President and Chief Financial Officer
                                           (principal financial officer)

AUGUST 14, 2000

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
10.1         Executive Employment Agreement, dated effective April 18, 2000, between BindView Development Corporation and William D. Miller.

10.2 BindView Development Corporation Omnibus Incentive Plan, as amended

10.3         BindView Development Corporation 1998 Non-Employee Director Stock
             Option Plan, as amended

10.4         Netect, Ltd. 1998 International Employee Stock Plan, as amended

10.5         Entevo Corporation 1997 Stock Plan, as amended

10.6         Entevo Corporation 1998 Indian Stock Option Plan, as amended

10.7         2000 Indian Stock Option Plan

10.8         2000 Employee Incentive Plan

11           -- Statement Regarding Computation of Earnings (Loss) Per
                Common Share

27           -- Financial Data Schedule.







