Form 10-Q
period 2000-09-30
BINDVIEW DEVELOPMENT CORP
filed 2000-11-14
CIK 1061646

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock, no par value, outstanding as of September 30, 2000, 52,624,096

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                 SEPTEMBER 30,          DECEMBER 31,
                                ASSETS                               2000                  1999
                                                                 -------------          ------------
Current assets:
     Cash and cash equivalents                                    $   65,636             $  72,150
     Short-term investments                                            2,506                 4,834
     Accounts receivable, net of allowance of $638 and $623           17,693                15,701
     Deferred tax asset                                               11,610                 3,069
     Other current assets                                              1,162                 1,142
                                                                   ---------             ---------
          Total current assets                                        98,607                96,896
                                                                   ---------             ---------
     Property and equipment, net                                      14,012                 8,485
     Long-term investments                                             6,879                 6,120
     Other assets                                                      2,089                 1,741
                                                                   ---------             ---------
                 Total assets                                     $  121,587             $ 113,242
                                                                   =========             =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $    2,142             $   3,077
     Accrued liabilities                                               2,581                 2,721
     Accrued compensation                                              3,751                 3,757
     Deferred revenue                                                  9,876                10,311
     Current  maturities of indebtedness                                  --                   176
                                                                  ----------             ---------
          Total current liabilities                                   18,350                20,042
                                                                  ----------             ---------
Long-term liabilities:
     Deferred revenue                                                  1,725                   --
     Indebtedness and other long-term liabilities                         --                   144
                                                                  ----------             ---------
          Total long-term liabilities                                  1,725                   144
                                                                  ----------             ---------
Shareholders' equity:
     Convertible preferred stock, $0.025 par value, 520
       shares Authorized, 0 and 7 shares issued and
       outstanding, respectively                                          --                    --
     Series A convertible preferred stock, $0.0001 par value,
       5,000 shares Authorized, 0 and 5,000 shares issued &
       outstanding, respectively                                          --                     5
     Series B convertible preferred stock, no par value, 8,000
       shares Authorized, 0 and 7,689 shares issued &
       outstanding, respectively                                          --                     8
     Series C convertible preferred stock, no par value,
       10,030 shares Authorized, 0 and 10,000 shares issued &
       outstanding                                                        --                    10
     Common stock, no par value, 100,000 shares authorized,
       52,624 and 47,535 shares issued and outstanding,
       respectively                                                        1                     1
     Additional paid-in capital                                      122,376               109,471
     Accumulated deficit                                             (20,337)              (15,975)
     Notes receivable, shareholders                                     (144)                 (202)
     Accumulated other comprehensive loss                               (384)                 (262)
                                                                  ----------             ---------
           Total shareholders' equity                                101,512                93,056
                                                                  ----------             ---------
                 Total liabilities and shareholders' equity       $  121,587             $ 113,242
                                                                  ==========             =========

       See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               QUARTER                      NINE MONTHS
                                                         ENDED SEPTEMBER 30,            ENDED SEMPTEMBER 30,
                                                       -----------------------        -----------------------
                                                         2000           1999            2000           1999
                                                       --------       --------        --------       --------
 Revenues:
    Licenses                                           $ 16,546       $ 14,461        $ 40,083       $ 34,767
    Services                                              6,987          5,142          19,825         13,079
                                                       --------       --------        --------       --------
       Total revenues                                    23,533         19,603          59,908         47,846
                                                       --------       --------        --------       --------

 Cost of revenues:
    Cost of licenses                                        487            427           1,615          1,047
    Cost of services                                      1,002            651           2,632          1,753
                                                       --------       --------        --------       --------
       Total cost of revenues                             1,489          1,078           4,247          2,800
                                                       --------       --------        --------       --------
 Gross profit                                            22,044         18,525          55,661         45,046
                                                       --------       --------        --------       --------
 Costs and expenses:
    Sales and Marketing                                  11,977          9,101          31,320         23,207
    Research and Development                              6,479          5,220          19,310         13,631
    General and Administrative                            2,227          1,926           7,374          5,261
    Transaction and Restructuring                             0              0           5,581          2,524
                                                       --------       --------        --------       --------
 Operating income (loss)                                  1,361          2,278          (7,924)           423
 Other income, net                                        1,088            818           3,441          2,204
                                                       --------       --------        --------       --------
 Income (loss) before income tax provision                2,449          3,096          (4,483)         2,627
 Provision for income tax                                   662          1,720            (124)         3,814
                                                       --------       --------        ---------      --------
 Net income (loss)                                        1,787          1,376          (4,359)        (1,187)
 Other comprehensive income, net of tax:
    Gain (loss) from foreign currency
      translation                                            93             (1)           (122)           (96)
                                                       --------       ---------       --------       --------
   Comprehensive income (loss)                         $  1,880       $  1,375        $ (4,481)      $ (1,283)
                                                       ========       ========        ========       ========
 Earnings (loss) per common share:
    Basic                                              $   0.03       $   0.03        $  (0.08)      $  (0.03)
    Diluted                                            $   0.03       $   0.03        $  (0.08)      $  (0.03)

 Shares used in computing earnings per common
   share:
    Basic                                                52,021         49,027          51,538         47,404
    Diluted                                              55,027         53,489          51,538         47,404

       See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             -------------------------
                                                               2000             1999
                                                             ---------       ---------
Cash flows from operating activities:
     Net loss                                                $  (4,359)      $  (1,187)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization expense                  3,693           2,250
          Deferred income taxes                                   (201)          3,867
          Changes in assets and liabilities:
               Increase in accounts receivable                  (2,139)         (5,739)
               Decrease (increase) in other assets                 (86)            829
               Decrease in accounts payable                       (423)           (210)
               Increase (decrease) in accrued
                 liabilities                                      (129)            890
               Increase in deferred revenues                     1,350           1,913
                                                             ---------       ---------
                    Net cash provided (used) by
                      operating activities                      (2,294)          2,613
                                                             ---------       ---------

Cash flows from investing activities:
     Purchase of property and equipment                         (9,146)         (4,382)
     Purchase of investments, net                                1,568         (11,742)
     Other                                                        (608)            180
                                                             ---------       ---------
                    Net cash used by investing
                      activities                                (8,186)        (15,944)
                                                             ---------       ---------

Cash flows from financing activities:
     Notes payable and long-term debt                             (260)         (7,416)
     Proceeds from issuance of stock for employee stock
       Purchase                                                    462          11,863
     Conversion of convertible debenture and preferred
       stock Into common stock                                     ---           7,658

     Proceeds from sale of Preferred Stock                         ---               8
     Proceeds from exercise of stock options & warrants          4,078           2,354
                                                             ---------       ---------
                    Net cash provided by financing
                      activities                                 4,280          14,467

     Effect of exchange rate changes on cash                      (314)           (265)
                                                             ---------       ---------
Net increase (decrease) in cash and cash equivalents            (6,514)            871
Cash and cash equivalents at beginning of period                72,150          51,718
                                                             ---------       ---------
Cash and cash equivalents at end of period                   $  65,636       $  52,589
                                                             =========       =========
Non cash financing and investing activities:
  Issuance of 350 shares of common stock related to
    the acquisition of Curasoft                              $     ---       $   3,352

  Tax benefit related to the exercise of employee
    stock options                                            $   8,340       $   5,177

  Conversion of convertible debentures and preferred
    stock into common stock                                  $      23       $   7,658

       See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  CONVERTIBLE             CONVERTIBLE             CONVERTIBLE
                                                                   PREFERRED               PREFERRED               PREFERRED
                                            COMMON STOCK           SERIES A                SERIES B                SERIES C
                                        ------------------   -------------------      ------------------       -----------------
                                        SHARES      AMOUNT    SHARES      AMOUNT      SHARES     AMOUNT        SHARES     AMOUNT
                                        ------      ------   -------     -------      ------     -------       -------    ------
Balance at December 31, 1999            47,535      $    1     5,000     $     5       7,689     $     8        10,000    $   10
Exercise of stock options and
  warrants                               1,151          --        --          --          --          --            --        --
Payment on Note                             --          --        --          --          --          --            --        --
Tax benefit related to exercise
  of employee stock options                 --          --        --          --          --          --            --        --
ESPP                                        48          --        --          --          --          --            --        --
Conversion of preferred A, B & C
  stock into common stock                3,251          --    (5,000)         (5)     (7,689)         (8)      (10,000)      (10)
Foreign currency translation
  adjustment                                --          --        --          --          --          --            --        --
Net loss for the nine months
  ended December 30, 2000                   --          --        --          --          --          --            --        --
                                         -----      ------    ------     -------      ------     -------       -------    ------

Balance at September 30, 2000           51,985      $    1        --     $    --          --     $    --            --    $   --
                                        ======      ======    ======     =======      ======     =======       =======    ======



                                                                                           CUMULATIVE
                                        ADDITIONAL                         NOTES             OTHER               TOTAL
                                         PAID-IN       ACCUMULATED       RECEIVABLE      COMPREHENSIVE       SHAREHOLDERS'
                                         CAPITAL          DEFICIT       SHAREHOLDERS     INCOME (LOSS)          EQUITY
                                        ----------     -----------      ------------     -------------       -------------
Balance at December 31, 1999            $ 109,471      $ (15,975)         $ (202)           $ (262)           $   93,056
Exercise of stock options and
  warrants                                  4,080             --              --                --                 4,080
Payment on Note                                --             --              58                --                    58
Tax benefit related to exercise
  of employee stock options                 8,340             --              --                --                 8,340
ESPP                                          462             --              --                --                   462
Conversion of preferred A, B & C
  stock into common stock                      23             --              --                --                    --
Foreign currency translation
  adjustment                                   --             --              --              (122)                 (122)
Net loss for the nine months
  ended December 30, 2000                      --         (4,362)             --                --                (4,362)
                                        ---------      ---------          ------            ------            ----------
Balance at September 30, 2000
                                        $ 122,376      $ (20,337)         $ (144)           $ (384)           $  101,512
                                        =========      =========          ======            ======            ==========

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

Operating results for the three month period and nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000 or for other periods.

NOTE 2 - DESCRIPTION OF BUSINESS

BindView Corporation, based in Houston Texas, was founded in 1990. The Company currently employs more than 750 people in offices throughout the United States as well as in Germany, France, Mexico, India, Australia, and Great Britain.

As a leading provider of administration and security management solutions, BindView offers comprehensive software to secure and simplify network operating systems, directories and related applications. These solutions enhance the customer's business performance by ensuring the integrity of the IT infrastructure. BindView's bv-Admin product suite provides a complete administration solution before, during and after Windows 2000 and Exchange 2000 migrations. The Company's bv-Control product suite dramatically reduces costs by pinpointing and correcting the security and configuration issues of the network and its associated business critical applications. When used in combination, the two product families can offer the highest level of integrity across the global enterprise.

By enabling corporate IT professionals to effectively leverage their existing technologies, BindView's award-winning products play a key role in achieving business goals. More than 10 million licenses of BindView's solutions have been shipped worldwide to more than 5,000 companies, including over 80 of the Fortune
100. To ensure the reliability of their IT infrastructure, 23 of the nation's largest banks look to BindView as their trusted security partner.

NOTE 3 - RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 137 ("FAS 137"), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133. FAS 137 delays the implementation of FAS 133 to fiscal years beginning after June 15, 2000. In June, 2000 the FASB issued FAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." The Company will adopt FAS 133, FAS 137 and FAS 138 effective January 1, 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. The Company does not expect that these pronouncements will have a significant impact to the Company's consolidated results of operations and financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), Amendment:
Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 until no later than the fourth quarter fiscal quarter of fiscal years beginning after December 15, 1999. In October, 2000 the SEC issued additional guidance on its views regarding the application of SAB 101. The Company will adopt SAB 101 as required in the fourth quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to outstanding shares of convertible preferred stock, convertible debentures and outstanding stock options and warrants to purchase common stock unless such inclusion would be anti-dilutive. Incremental shares of 4,462 and 3,006 in the third quarter of 1999 and 2000, respectively, were used in the calculation of diluted earnings per common share. As the Company reported a net loss for the nine months ended September 30, 1999, and September 30, 2000, diluted earnings per common share does not differ from basic earnings per common share. In the third quarter of 1999 and 2000, options and warrants to acquire 426 and 5,563 shares of common stock at a weighted average exercise price of $12.55 and $10.82, respectively, were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares for the period. For the nine months ended September 30, 1999, and September 30, 2000, options to acquire 554 and 12 shares of common stock at a weighted average exercise price of $12.51 and $24.17, respectively, were not included in the computation of earnings per share as the options' exercise price is greater than the average market price of the common shares for the period.

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

At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment was recognized in the second quarter of 1999 and relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. The Company has completed the actions related to the restructuring plans. The transaction costs related to the acquisition include investment banking fees of $590, accounting and legal expenses of $565, transfer fees of $138, and other miscellaneous transaction expenses of $240.

The accrued restructuring expenses and amounts charged against the provision as of September 30, 2000, were as follows:

                                          BEGINNING        CASH                           ACCRUED EXPENSES AT
                                           ACCRUAL      EXPENDITURES      ADJUSTMENT      SEPTEMBER 30, 2000
                                          ---------     ------------      ----------      -------------------
Employee severance and
  related costs                            $  575         $  (813)         $  238               $  --
Israeli office closing                        119            (119)             --                  --
Other restructuring costs                      59             (59)             --                  --
                                           ------         -------          ------               -----
TOTAL                                      $  753         $  (991)         $  238               $  --
                                           ======         =======          ======               =====

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

The accrued restructuring expenses and amounts charged against the provision as of September 30, 2000, were as follows:

                               BEGINNING          CASH          ACCRUED EXPENSES AT
                                ACCRUAL       EXPENDITURES      SEPTEMBER 30, 2000
                               ---------      ------------      -------------------
Employee severance and
    relocation costs           $  1,520        $ (1,504)              $  16
Elimination of duplicative
    operating expense                93             (73)                 20
Product reorganization               82             (37)                 45
Integration and other
    restructuring costs              86             (86)                 --
                               --------        --------               -----
TOTAL                          $  1,781        $ (1,700)              $  81
                               ========        ========               =====

NOTE 7 - INCOME TAX

The Company's effective tax rate was approximately 27% on the quarter ended September 30, 2000 income and was approximately 56% on the quarter ended September 30, 1999 income. The Company's generation of a research and development tax credit for federal income tax purposes during 2000 is the primary reason for the Company's effective tax rate approximating 27% for the current period. Valuation allowances booked on foreign net operating losses and Entevo's U.S. losses adversely impacted the quarter ended September 30, 1999 rate. A portion of the transaction and restructuring expenses related to the acquisition of Entevo in the first quarter of 2000 are non-deductible for income tax purposes. The non-deductibility of these expenses resulted in an effective tax rate of approximately 13% on the first quarter 2000 loss. The Company expects that its effective tax rate will approximate 27% for the remaining fiscal quarter of 2000.

The Company has net operating loss carryforwards at September 30, 2000 of approximately $58,296 available to offset future taxable income that expire between 2003 and 2020 resulting in a deferred tax asset of approximately $20,065. Based on the historical earnings generated by the Company and certain limitations that may limit the utilization of net operating loss carryforwards, management has provided a valuation allowance of $9,492 at September 30, 2000 against the net operating loss carryforwards. The valuation allowance is primarily related to pre-acquisition net operating losses of Netect and Entevo.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of selected items in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to total revenues:

                                               QUARTER ENDED           NINE MONTHS
                                               SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                              ----------------     -------------------
                                              2000       1999       2000        1999
                                              -----      -----      -----       -----
                                                  (PERCENT OF TOTAL NET REVENUES)
Revenues:
     Licenses                                  70.3       73.8       66.9        72.7
     Services                                  29.7       26.2       33.1        27.3
                                              -----      -----      -----       -----
          Total revenues                      100.0      100.0      100.0       100.0
                                              -----      -----      -----       -----
Cost of revenues:
     Cost of licenses                           2.1        2.2        2.7         2.2
     Cost of services                           4.3        3.3        4.4         3.7
                                              -----      -----      -----       -----
          Total cost of revenues                6.3        5.5        7.1         5.9
                                              -----      -----      -----       -----
Gross profit                                   93.7       94.5       92.9        94.1
                                              -----      -----      -----       -----
Costs and expenses:
     Sales and Marketing                       50.9       46.5       52.3        48.5
     Research and Development                  27.5       26.6       32.2        28.5
     General and Administrative                 9.5        9.8       12.3        11.0
     Transaction and Restructuring (1)          0.0        0.0        9.3         5.2
                                              -----      -----      -----       -----
Operating income (loss)                         5.8       11.6      (13.2)        0.9
Other income, net                               4.6        4.2        5.7         4.6
                                              -----      -----      -----       -----
Income (loss) before income tax
provision                                      10.4       15.8       (7.5)        5.5
Provision for income tax                        2.8        8.8       (0.2)        8.0
                                              -----      -----      -----       -----
Net income (loss)                               7.6        7.0       (7.3)       (2.5)
                                              =====      -----      -----       -----

REVENUES

The Company's revenues are derived from the sale of software products and related services including subscription contracts. The Company's revenues increased $3.9 million or 20% in the third quarter of 2000 over the comparable quarter of the prior year and $12.1 million or 25% over the comparable nine months of the prior year.

The Company's license revenues increased $2.1 million or 14% in the third quarter of 2000 over the comparable quarter of the prior year and $5.3 million or 15% over the comparable nine months of the prior year. The increase in the Company's license revenues over these periods is a result of continued market acceptance of the BindView bv-Control product family and revenues generated from new product acquisitions and introductions. The results of the quarter may not be indicative of results for the full year. No assurances can be made that revenues will continue to increase at the rates reflected in quarter-to-quarter and year-to-year comparisons.

The Company's service revenues increased $1.8 million or 36% in the third quarter of 2000 over the comparable quarter of the prior year and $6.7 million or 52% over the comparable nine months of the prior year. The increase in the Company's service revenues over these periods is a result of an increase in purchases and renewals of subscription contracts by the Company's growing installed customer base as well as increased revenue from professional services activities. Because revenues from subscription contracts are recognized ratably over the contract term, this increase in these revenues as a percentage of total revenues results in greater deferred revenue recognition. The costs associated with these services, are recognized as they are incurred. This may negatively impact the Company's operating margins during periods in which the Company incurs infrastructure ramp-up costs in response to increases in purchases and renewals of subscription contacts. As revenues from professional services are recognized when the services have been completed, quarter to quarter service revenue could fluctuate materially as larger service contracts are completed.

COST OF REVENUES

Cost of licenses includes product manuals, packaging, distribution and media costs for the Company's software products. The Company's cost of licenses increased $60,000 or 14% in the third quarter of 2000 over the comparable quarter of the prior year and $568,000 or 54% over the comparable nine months of the prior year. The cost of licenses has increased primarily due to increases in product shipments and the cost of product packaging and documentation. The Company believes these costs will remain relatively constant as a percentage of total revenue, although there will continue to be quarterly fluctuations due to the timing of certain expenses.

Cost of services includes personnel and other costs related to technical support and professional services. The Company's cost of services increased $351,000 or 54% in the third quarter of 2000 over the comparable quarter of the prior year and $879,000 or 50%
over the comparable nine months of the prior year. The cost of services has increased primarily due to increases in the cost of technical support staff providing support to the Company's growing customer base and increases in the cost of professional services staff providing customer training and customization services.

COSTS AND EXPENSES

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. The Company's sales and marketing expenses increased $2.9 million or 32% in the third quarter of 2000 over the comparable quarter of the prior year and $8.1 million or 35% over the comparable nine months of the prior year. The increase in the sales and marketing expenses is related to the hiring of additional personnel in connection with the building of the Company's telesales and field sales force and the additional facilities and computer systems required by these additional personnel. Sales and marketing expenses increased to 51% of revenues in the third quarter of 2000 compared to 46% in the corresponding period of 1999 and increased to 52% of revenues from 49% of revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in sales and marketing expenses as a percentage of revenues is related to (1) the Company's efforts to recruit, train, and deploy sales representatives with a higher level of experience, and thus with a higher associated compensation level; (2) the Company's attempt to increase the ratio of sales related software engineers to sales representatives; and (3) the incurrence of more travel and remote deployment of sales representatives in an effort to secure larger orders. Due to the seasonal nature of revenues, the Company anticipates that for the remaining fiscal quarter of 2000, sales and marketing expenses will decrease as a percentage of revenues but increase in absolute dollars as the Company continues to invest in marketing campaigns relative to the sales growth and increase its expansion of domestic and international sales efforts.

Research and development expenses consist primarily of salaries and benefits for product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. The Company's research and development expenses increased $1.3 million or 24% in the third quarter of 2000 over the comparable quarter of the prior year and $5.7 million or 42% over the comparable nine months of the prior year. The increase in the research and development expenses is related to increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. Research and development expenses increased to 28% of revenues in the third quarter of 2000 compared to 27% in the corresponding period of 1999 and increased to 32% of revenues from 29% of revenues for the nine months ended September 30, 2000 and 1999, respectively. This increase in research and development expenses as a percentage of revenue is related to the ramp up of research and development expenses for new product lines requiring additional research and development effort relative to the respective license revenue generated by these products in the periods. The Company believes that a significant research and development investment is essential for it to maintain and grow its market position and continue to expand its product line. Accordingly, the Company anticipates it will continue to devote substantial resources to product research and development for the foreseeable future, and that research and development expenses will increase in absolute dollars.

General and administrative expenses consist primarily of salaries, personnel and related costs for the Company's executive, administrative, finance and information services staff. The Company's general and administrative expenses increased $301,000 or 16% in the third quarter of 2000 over the comparable quarter of the prior year and $2.1 million or 40% over the comparable nine months of the prior year. The increase in the general and administrative expenses is related to the increase in the allowance for doubtful accounts over this period and increased staffing, facilities costs and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses remained stable at 10% of revenues in the third quarter of 2000 and the corresponding period of 1999 and increased to 12% of revenues from 11% of revenues for the nine months ended September 30, 2000 and 1999, respectively. This increase in general and administrative expenses as a percentage of revenue is a result of duplicative staff associated with the Entevo acquisition and the increase in staff to support the Company's growing scale of worldwide operations. The Company expects the remainder of 2000 general and administrative expenses to decline as a percentage of total revenue.

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

At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment was recognized in the second quarter of 1999 and relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. The Company has completed the actions related to the restructuring plans. The transaction costs related to the acquisition include investment banking fees of $590, accounting and legal expenses of $565, transfer fees of $138, and other miscellaneous transaction expenses of $240.

The accrued restructuring expenses and amounts charged against the provision as of September 30, 2000, were as follows:

                            BEGINNING          CASH                            ACCRUED EXPENSES AT
                             ACCRUAL       EXPENDITURES       ADJUSTMENT       SEPTEMBER 30, 2000
                           ----------      ------------       ----------       -------------------
Employee severance and
   related costs             $ 575           $ (813)            $ 238                $  --
Israeli office closing         119             (119)               --                   --
Other restructuring
   costs                        59              (59)               --                   --
                             -----           ------             -----
TOTAL                        $ 753           $ (991)            $ 238                $  --
                                             ======             =====                =====

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

The accrued restructuring expenses and amounts charged against the provision as of September 30, 2000, were as follows:

                              BEGINNING          CASH           ACCRUED EXPENSES AT
                               ACCRUAL       EXPENDITURES       SEPTEMBER 30, 2000
                              ---------      ------------       -------------------
Employee severance and
    relocation costs          $ 1,520          $ (1,504)              $ 16
Elimination of duplicative
    operating expense              93               (73)                20
Product reorganization             82               (37)                45
Integration and other
    restructuring costs            86               (86)                --
                              -------          --------               ----
TOTAL                         $ 1,781          $ (1,700)              $ 81
                              =======          ========               ====

OTHER INCOME, NET

The Company had other income of $1.1 million in the third quarter of 2000 compared to $818,000 in the corresponding period of 1999. This increase is primarily due to an increase in interest income related to higher cash, cash equivalents and investment balances as a result of the proceeds from Company's initial public offering in July 1998, secondary offering in December 1998 and positive cash flow from operating activities.

PROVISION FOR INCOME TAXES

The effective tax rate was approximately 2.8% on the nine months ended September 30, 2000 loss and 145.2% on the nine months ended September 30, 1999 income. The Company's generation of a research and development tax credit positively impacted both periods' rates. Valuation allowances booked on foreign net operating losses and Entevo's U.S. losses adversely impacted the period ended September 30, 1999 effective tax rate. A portion of the transaction and restructuring expenses related to the acquisition of Entevo in the first quarter of 2000 are non-deductible for income tax purposes. The non-deductibility of the expenses resulted in an effective tax rate of approximately 13% on the first quarter 2000 loss. The Company expects that its effective tax rate will approximate 27% for the remaining fiscal quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $80.3 million at September 30, 2000 from $76.9 million at December 31, 1999. The Company's cash, cash equivalents, short-term and long-term investments balance decreased to $70.0 million at September 30, 2000 from $83.1 million at December 31, 1999. This decrease is related to the Company's purchase of $5.0 million of redeemable preferred stock in an international software distribution and consulting firm, the payment of transaction and restructuring costs and the company's continued investment in property and equipment during the period.

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

Foreign Currency Exchange Rates

    The Company operates globally and the functional currency for most of its non-U.S. enterprises is the local currency. For the fiscal years 1999, 1998 and 1997, approximately 17%, 10% and 13% of the Company's consolidated revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating the Company's foreign subsidiaries are incurred in foreign currencies. As a result, the Company's U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Based on the Company's foreign currency exchange instruments outstanding at September 30, 2000, the Company estimates that a near-term change in foreign currency rates would not materially affect its financial position, results of operations or net cash flows for the year, quarter and nine months ended September 30, 2000. The Company used a value-at-risk (VAR) model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company.

Interest Rate Risk

    The Company adheres to a conservative investment policy, whereby its principle concern is the preservation of liquid funds while maximizing its yield on such assets. Cash, cash equivalents, short-term investments and long-term investments approximated $70.0 million and $83.1 million at September 30, 2000 and December 31, 1999, respectively. Such amounts were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although the Company's portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold. The Company estimates that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for the quarter and nine months ended September 30, 2000. The Company used a value-at-risk ("VAR") model to measure potential market risk on its marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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

    WE HAVE A LIMITED OPERATING HISTORY IN CERTAIN RESPECTS. We have extensive experience in developing, marketing, and supporting our flagship products, bv-Control for Windows 2000/NT, bv-Control for NetWare, and bv-Control for NDS (formerly branded as NOSadmin for Windows NT and NOSadmin for NetWare). We have a more-limited operating history with certain new and acquired products. An investor in our Company must consider the risks and uncertainties frequently encountered by software companies working with early-stage products, particularly those faced by companies in the highly competitive and rapidly evolving systems management software market. To compete in this market, we believe that we must devote substantial resources to expanding our sales and marketing organization and to continue product development. As a result, we will need to recognize significant quarterly revenues to remain profitable. Our revenues have increased in recent years, and revenues for recent quarters have exceeded revenues for the same quarter for the prior year. However, we cannot be certain that we can sustain these growth rates or that we will remain profitable on a quarterly or annual basis in the future.

    OUR MARKETS ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING. We face competition from small companies with niche offerings as well as public companies with a breadth of offerings. In addition, as discussed below under the heading, "Our Products are Subject to Rapid Technological Change," new competitors have arisen and can be expected to continue to arise in a rapidly-evolving market. Currently, our products compete with products from the following organizations:

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

    o providers of Windows NT management and migration tools, such as NetIQ Corporation and Quest Software;

    o certain management features included in our products compete with the native tools from Novell, Inc. and third-party tools from certain vendors, such as Computer Associates, Inc. and other companies;

    o providers of enterprise resource planning application add-ons for SAP security administration and vulnerability assessment, such as CSI International and KPMG Consulting; and

    o providers of network security scanning technology, such as Network Associates, ISS Group, Inc. and Axent Technologies.

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

We expect competition in the network management software market to increase significantly as new companies enter the market and current competitors expand their product lines and services. In addition, we have noted what appears to be a recent trend of consolidation in that market through mergers and acquisitions. Three recent examples are Mission Critical Software's merger with NetIQ, Symantec's acquisition of Axent Technologies, Quest Software's acquisition of FastLane Technologies Inc., and Braintree Software's announced acquisition by PentaSafe. If such consolidation continues, it could result in the creation of new competitors and/or enhancement of the competitive capabilities of existing competitors. Many of these existing and potential competitors are likely to enjoy substantial competitive advantages, including:

    o greater resources that can be devoted to the development, promotion and sale of their products;

    o    more established sales channels;

    o    greater software development experience; and

    o    greater name recognition.

    Our competitors compete with us not only for sales, but also for employees. We have noted that from time to time, certain competitors seem to target our sales force, and (to a lesser extent) our software development staff, in their recruiting efforts. In some respects this is a consequence of our growth in headcount, because we have succeeded in building up a pool of talent that has become an attractive target for "raiding" by recruiters. We have taken steps that we deem appropriate to remind departing employees and certain competitors of our employees' confidentiality- and noncompetition obligations. If we continue to increase the size of our talent pool as we intend, we expect that we will become an even more attractive target for employee raiding.

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

    WE ARE AFFECTED BY THE MIGRATION RATE TO WINDOWS 2000. Our ability to sell licenses for some of our bv-Admin migration products will depend in part on the rate at which customers and potential customers elect to migrate their networks to Microsoft's Windows 2000 operating system. Some observers have noted that this migration rate has been slower than expected. If the migration rate continues to remain comparatively slow, it could materially and adversely affect our revenues from such migration products.

    PRODUCT CONCENTRATION. A majority of our revenues are from the sale of our bv-Control product. We anticipate that these products, along with product additions as a result of the Curasoft, Netect and Entevo acquisitions, will account for majority or all of all of our revenues for the foreseeable future. Our future operating results will depend on continued market acceptance of our bv-Control product family, introduction of new products from the Curasoft, Netect and Entevo acquisitions, enhancements to these products and the continued development of additional snap-in modules for our Enterprise Console product. Competition, technological change or other factors could reduce demand for, or market acceptance of any or all of our products and could substantially damage our business. Although we currently plan to broaden our product line, we cannot be certain that we will be able to reduce our product concentration or that we will be able to generate material revenues from products acquired as a result of the Curasoft, Netect and Entevo acquisitions.

    RISKS ASSOCIATED WITH LENGTH OF SALES CYCLE. We have sold our products to customer workgroups and corporate divisions. As a result, our sales cycle has ranged from three to six months. Recently, we have increased our product offerings and have also focused more of our selling effort on products for the customer's entire enterprise and as a result, have found that our sales cycle to enterprises has ranged from six to beyond twelve months. In addition, we are currently transitioning our telesales force into a direct sales model. Our ability to effectively transition our sales force to this model can directly impact the length of our sales cycle. The sales cycle to enterprises is typically longer for a number of reasons, including:

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

    DEPENDENCE ON KEY PERSONNEL. Our success depends largely on the efforts of our senior executive officers, particularly Eric J. Pulaski, Chairman of the Board and Chief Technology Officer of BindView, Richard P. Gardner, President and Chief Executive Officer, Scott R. Plantowsky, Vice-President and Chief Financial Officer, and William D. Miller, Vice-President of Worldwide Sales at BindView. We do not maintain key man life insurance policies on any of our senior executive officers.

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

    RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS. During 1999, 1998 and 1997, we derived approximately 16%, 10% and 13% of our revenues, respectively, from sales outside North America. Over the last 24 months, we have opened direct telesales offices outside the United States. We have historically generated revenues outside North America through indirect channels, including VARs and other distributors. We are in the early stages of developing our indirect distribution channels in certain markets outside the United States. We cannot be certain that we will be able to attract third parties that will be able to market our products effectively or to provide timely and cost-effective customer support and service. Our reseller arrangements generally provide that resellers may carry competing product offerings. We cannot be certain that any distributor or reseller will continue to represent our products. The inability to recruit, or the loss of, important sales personnel, distributors or resellers could materially and adversely affect our business.

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

    BINDVIEW DEVELOPMENT CORPORATION

                                         By: /s/ RICHARD P. GARDNER
                                             -----------------------------------
                                                    Richard P. Gardner
                                           President and Chief Executive Officer
                                                (duly authorized officer)

NOVEMBER 14, 2000

                                         By: /s/ SCOTT R. PLANTOWSKY
                                             -----------------------------------
                                                    Scott R. Plantowsky
                                              Vice-President and Chief Financial
                                                          Officer
                                                 (principal financial officer)

NOVEMBER 14, 2000

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                                   DESCRIPTION
  -------                                 -----------
    11   -- Statement Regarding Computation of Earnings (Loss) Per Common Share

    27   -- Financial Data Schedule.