Form 10-K
period 2000-12-31
BINDVIEW DEVELOPMENT CORP
filed 2001-03-06
CIK 1061646

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 000-24677

                        BINDVIEW DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        76-0306721
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

   5151 SAN FELIPE, 25TH FLOOR, HOUSTON, TX                        77056
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2001 (assuming all officers and directors are affiliates and based on the last sale price on the NASDAQ Stock Exchange as of such date) was approximately $267 million.

     The number of shares of the registrant's common stock, no par value per share, outstanding as of December 31, 2000 was 52,297,591.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL BUSINESS OVERVIEW

     BindView, a leader in the vulnerability assessment marketplace, provides software solutions that enhance business performance by helping to ensure the integrity of the information technology ("IT") infrastructure. Our comprehensive software products secure and simplify the management and administration of network operating systems, directories, and related applications. By enabling corporate IT professionals to effectively leverage their existing technologies, our award-winning products provide powerful assistance in achieving business goals. More than 10 million licenses of our solutions have been shipped worldwide to approximately 5,000 companies, including more than 75 of the Fortune 100 and 24 of the largest 25 U.S. banks.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Our global business is principally in a single industry segment, as described under General Business Overview. See also the Segment Reporting discussion in Note 1 to the Consolidated Financial Statements below.

(c) NARRATIVE DESCRIPTION OF BUSINESS

STRATEGY

     Our objective is to be the leading provider of IT administration and security management solutions for enterprise networks. Key elements of our strategy to achieve these objectives include:

          Enhancing Leadership Position in Security Assessment
     Software. According to IDC, we are a leading vendor in the security assessment marketplace, with a 30% market share of the host-based vulnerability assessment market. We will continue our focus on leading the market in both product sales and technology leadership, and will augment this with a focused marketing plan to generate greater customer and industry awareness of our leadership position and focus on security assessment.

          Expanding Solution Portfolio to New Applications. In order to ensure the integrity of the enterprise network, we intend to expand our product portfolio by applying our query-based management approach to provide support for all key operating environments and applications. We plan to expand UNIX support and add a new product portfolio focused on the OS/400 environment. We expect to enhance application support by providing solutions for key databases, as well as other e-business applications such as ERP and CRM solutions. In addition, by providing a software development kit, we will enable third-party software providers to develop snap-in modules to the RMS Console architecture, thereby further expanding the breadth of our solution.

          Driving Growth Internationally. In Europe, we have opened offices in Benelux, Germany, France, the Netherlands and the UK. In 2000, we opened an operation in Australia and hired a seasoned software sales executive to lead our international operations. This focus should help us increase our growth in those regions.

          Expanding Direct and Telesales Sales Model. We believe our direct and telesales coverage strategy enables us to maintain a cost-effective sales model and to meet the needs of our customers. We intend to continue to expand our direct and telesales forces, both in the United States and internationally. We opened our first field office in Los Angeles in 2000. We plan to add additional regional field offices across the U.S. where appropriate. We also believe we can continue to increase our success rate in achieving strategic, enterprise-level sales by selling to higher levels of management of major enterprises.

          Leveraging Existing Customer Base. Our products have been sold to over 5,000 customers worldwide, including over 75% of the Fortune 100. As we expand our product line to include applications, databases, and new operating environments, we will leverage the revenue opportunity presented by this installed base by driving for maximum product penetration in these accounts.

          Strengthening Strategic Relationships. We will continue to focus on strengthening existing relationships with key partners, such as Microsoft, Compaq, Novell, HP, and IBM. We plan to drive new technology partnerships and enhance our network of marketing partners and service providers (including the Big Five accounting firms) for distribution network expansion and project management and implementation leverage.

PRODUCTS AND TECHNOLOGY

     Our products are designed to provide a wide range of IT administration and security management capabilities to our customers for use in ensuring the integrity of their heterogeneous, distributed networks. Our two core product suites are our bv-Admin(TM) and bv-Control(TM) product lines. Over 5000 customers worldwide depend on our bv-Admin and/or bv-Control product lines to increase business reliability by helping to manage their Microsoft(R) Windows(R) 2000, Windows NT(R), Novell(R), Microsoft(R) Exchange and SAP(R) platforms.

     Our bv-Admin software and our bv-Control software work in tandem to provide a comprehensive security management solution for tight control over heterogeneous environments. As the market-share leader in e-business security management, our solutions reduce costs of managing, migrating, and securing IT assets by empowering administrative and security resources to leverage existing technologies.

     Our innovative solutions feature a centralized management console, called the BindView RMS(TM) (Risk Management System) Console and Information Server, and deliver enterprise-wide control of IT resources and health. BindView's RMS software uses an object-oriented architecture, which enables a wide variety of network operating systems and managed objects to be supported through snap-in modules. The RMS software provides a foundation that supplies a set of core services that are common across all modules. This architecture provides a rapid development environment that enables us and our partners to gain competitive advantage through our ability to quickly launch new products to the market.

     Another unique aspect of the BindView solution is its flexible querying capability. The BindView query engine gathers data from across the network and presents query results to the user through the RMS Console. The user can quickly create custom queries, or can select a query from hundreds of sample reports supplied out-of-the-box.

  bv-Control

     Our bv-Control software offers a complete security and configuration management solution for protecting complex and distributed enterprises. The bv-Control software provides in-depth security and administrative analysis ensuring the integrity, security and performance of mission-critical systems enterprise-wide. The bv-Control software's cross-platform security and configuration management solutions quickly detect vulnerabilities within the network and alert security and system administrators of critical issues so that action can be taken to correct them before users experience system downtime or performance issues.

     The BindView solution:

     - Effectively manages daily configuration and operational issues, including password policies, effective rights analysis, and user accounts

     - Delivers a robust reporting, analysis, and correction engine

     - Reduces downtime resulting from improperly configured servers, memberships, and security holes

     - Improves service levels by identifying and proactively correcting problems quickly and easily

     - Reduces the probability of unknown security breaches by providing a simple method to assess compliance with security policies across the directory

     These bv-Control solutions are available:

     - bv-Control(TM) for Windows(R) 2000

     - bv-Control(TM) for NetWare(R) and NDS(R)

     - bv-Control(TM) for UNIX

     - bv-Control(TM) for Microsoft(R) Exchange

     - bv-Control(TM) for Active Directory(TM)

     - bv-Control(TM) for Internet Security

     - bv-Control(TM) for SAP(R) Systems

  bv-Admin

     Our bv-Admin software is a comprehensive directory and systems administration solution for effective security and efficient migration. Originally designed and built for Active Directory, the bv-Admin software enables system and network administrators to securely delegate routine administrative tasks, thus freeing them to focus on planning and implementation issues surrounding the new technologies and applications such as Windows 2000, Active Directory and Exchange 2000. The bv-Admin software helps organizations to proactively manage the transition from Windows NT, Exchange 5.5, and Novell environments to Windows 2000, Active Directory, and Exchange 2000 environments.

     The bv-Admin software also:

     - Utilizes a standards-based, non-intrusive architecture (ADSI, LDAP, XML, COM, HTTP)

     - Supports large, distributed environments through its scalable infrastructure

     - Provides role-based administration, reducing the cost and complexity of directory management and improving service levels at the same time

     - Consolidates multiple directories and domains into a single management console

     - Provides a powerful Find-and-Fix query facility to easily locate and correct directory information

     - Offers secure remote administration via a Web browser

     - Automates complex and repetitive tasks with a powerful, non-proprietary scripting facility

     These bv-Admin solutions are available:

     - bv-Admin(TM) for Windows(R) 2000

     - bv-Admin(TM) for Windows(R) 2000 Migration

     - bv-Admin(TM) for NDS(R)

     - bv-Admin(TM) for NDS(R) Migration

     - bv-Admin(TM) for Microsoft(R) Exchange

PATENTS, TRADEMARKS, COPYRIGHTS

     See the discussion of Proprietary Rights in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SEASONALITY

     See the discussion of Seasonality in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonal Fluctuations."

CUSTOMERS

     Our products have been sold to over 5,000 customers worldwide, including over 75% of the Fortune 100. No customer accounted for more than 5% of revenues in 2000, 1999, or 1998. Our five largest customers represented 11% of our 2000 revenues.

SALES AND MARKETING

     We sell our products through direct and telesales sales forces, and, to a lesser extent, through value-added resellers (VARs), distributors, and systems integrators. In addition, we have strategic marketing relationships with professional service organizations and software vendors that provide us with increased visibility, as well as sales leads. Sales cycles typically range from as few as three months for departmental sales, up to 12 months for enterprise-wide contracts.

  Direct and Telesales Sales Force

     Direct Sales Force. Our direct sales force focuses on enterprise and large-market customers, generally Fortune 500 companies. Direct sales representatives are located in various places throughout the world and are in communication with our largest opportunities. Direct sales representatives utilize our extensive staff of software engineers to help customers with the technical aspects of our software. We believe our direct sales force will better enable us to penetrate large customers with enterprise-selling opportunities. We currently have domestic field sales locations in Arlington, Virginia and Los Angeles; and international locations in Frankfurt, Paris, Mexico City, Amsterdam, Sydney, and Berkshire, England.

     Telesales Sales Force. Our telesales organization concentrates on emerging and middle-market customers by utilizing our extensive worldwide staff of software engineers, as well as the telephone and Internet communications for product demonstrations and product sales. When necessary, our sales force will also travel to customer locations. We believe our telesales sales force allows us to target emerging and middle-market customers, while maintaining an efficient, low-cost sales model.

  VARs and Distributors

     In addition to our telesales strategy, we have established indirect distribution channels through VARs and distributors. We have established a network of VARs and distributors in Europe, Latin America, and the Pacific Rim, with the highest concentration of such distributors located in European markets.

     Our international VARs and distributors typically perform selected marketing, sales, and technical support functions in their country or region. Each one might distribute directly to the customer, via other resellers, or through a mixture of both channels. We actively train our international VARs and distributors in both product and sales methodology.

  Systems Integrators and Service Providers

     We also market our products through service organizations that help customers install, manage, and secure large Windows NT and NetWare networks. Such organizations include large systems integrators, outsourcing companies, and security auditing groups in the Big Five accounting firms. Some of these companies sell our products directly to their end-users, while others license the products from us and include these products in their standard toolkits used at their clients' sites.

  Marketing Partnerships and Programs

     To support our growing sales organization and channel partners, in the last year we have devoted significant resources to building a series of marketing partnerships and programs. We have developed partnerships with key vendors, including Microsoft, Novell, Compaq, and IBM. We are a Microsoft Solution Provider and hold Windows 2000 Certified and Microsoft Gold Partner status for several of our products. We also partner with many of the Big Five accounting firms to increase awareness of network security issues.

     In addition, our marketing efforts have resulted in our participation in a number of programs, such as seminars, industry trade shows, vendor executive briefings, analyst and press tours, advertising and public relations.

CUSTOMER SUPPORT AND PROFESSIONAL SERVICES

     We believe that high-quality customer support and professional services are requirements for continued growth and increased sales of our products. We have made a significant investment in increasing the size of our support and services organization in the past and plan to continue to do so in the future. Customer support personnel provide technical support by telephone, e-mail and fax, and maintain our Web site and bulletin boards to complement these services. Technical support for customers is provided at no charge for 30 days after the product's sale and on a subscription basis thereafter. Future versions of our products are provided at no extra charge as part of the subscription service. International offices and resellers provide this same service for overseas customers.

     Our professional services group provides product training, consulting, and implementation services for a fee, in order to assist customers in maximizing the benefits of BindView products. In addition, we periodically offer training to our channel partners and employees.

COMPETITION

     See the discussion of Competition in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPANY-SPONSORED RESEARCH & DEVELOPMENT ACTIVITIES

     We have been and continue to be an innovator and leader in the development of IT administration and security management solutions. We believe that a technically skilled, quality oriented, and highly productive software development organization is a key to the continued success of new product offerings. The software development staff is also responsible for enhancing our existing products and expanding our product line. We expect that we will continue to invest substantial resources in product development expenditures. Tables showing financial data, including our expenditures on research and development activities are set forth in Item 6, "Selected Financial Data," and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     We are currently developing enhancements to existing products as well as working to develop new products for managing additional applications and platforms not currently within the scope of BindView's product offerings. We cannot assure you that these development efforts will be completed within our anticipated schedules or that, when completed, will be successful in the marketplace. Additionally, products as complex as ours may contain undetected errors when first introduced or as new versions are released. Such undetected errors in new products may be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Future delays in the development or marketing of product enhancements or new products could result in a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 2000, we employed approximately 740 full-time employees worldwide. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting and retaining qualified personnel. We cannot assure you that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in statements set forth under "Cautionary Statements" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements. References to the "Company," "BindView," "we," "us," and "our" refer to BindView Development Corporation and its subsidiaries.

ITEM 2. PROPERTIES

     Our principal administrative, sales and marketing, support and research and development facility is located in Houston, Texas. We also currently have office space for sales offices in Frankfurt, Paris, Amsterdam, Berkshire, England; Mexico City, Sydney, Los Angeles, and New York, and development offices in Pune, India and Framingham, Massachusetts, and a development and sales office in Arlington, Virginia. We believe suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock is traded on the Nasdaq National Market under the symbol "BVEW".

     As of March 6, 2001, the last sales price per share of the Company's common stock, as reported by The Nasdaq Stock Market, was $5.44.

     The following table presents the quarterly range of high and low closing prices for our common stock from January 1, 1999 through December 31, 2000, as reported by The Nasdaq National Market. This information, and all share and per share data contained in this report, gives effect to a dividend of one share of common stock paid on each outstanding share of our stock common stock on February 9, 2000 (the "Stock Split").

                                                               HIGH     LOW
                                                              ------   ------
1999
  First Quarter.............................................  $15.56   $ 9.75
  Second Quarter............................................   14.50     8.94
  Third Quarter.............................................   14.38     9.38
  Fourth Quarter............................................   24.84    10.00
2000
  First Quarter.............................................   45.75    20.78
  Second Quarter............................................   31.06     6.31
  Third Quarter.............................................   15.69     6.69
  Fourth Quarter............................................   10.25     4.50

HOLDERS

     On December 31, 2000, the 52,297,591 outstanding shares of our common stock outstanding were held by approximately 369 holders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following statement of operations and balance sheet data for the years ended and as of December 31, 2000, 1999 and 1998 are derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, appearing elsewhere in this report. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the

Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2000       1999       1998       1997      1996
                                           --------   --------   --------   --------   -------
                                                  IN THOUSANDS EXCEPT PER SHARE AMOUNTS
STATEMENT OF OPERATIONS
Revenues:
  Licenses...............................  $ 58,931   $ 53,200   $ 31,400   $ 17,821   $ 9,720
  Services...............................    27,125     18,539      8,427      3,451     1,294
                                           --------   --------   --------   --------   -------
          Total revenues.................    86,056     71,739     39,827     21,272    11,014
                                           --------   --------   --------   --------   -------
Cost of revenues:
  Cost of licenses.......................     2,123      1,497        974        644       465
  Cost of services.......................     4,049      2,357      1,233        729       362
                                           --------   --------   --------   --------   -------
          Total cost of revenues.........     6,172      3,854      2,207      1,373       827
                                           --------   --------   --------   --------   -------
Gross profit.............................    79,884     67,885     37,620     19,899    10,187
                                           --------   --------   --------   --------   -------
Costs and expenses:
  Sales and marketing....................    44,746     34,974     22,229     10,619     4,267
  Research and development...............    26,500     19,298     11,706      4,975     2,254
  General and administrative.............     9,780      7,294      5,253      3,994     1,526
  Acquisition related earnout(1).........        --      1,200         --         --        --
  Merger and restructuring(2)............     6,357      2,524         --         --        --
  Purchased in-process research and
     development(3)......................        --         --      2,488         --        --
  Asset impairment(4)....................     1,571         --         --         --        --
  Stock compensation expense(5)..........        --         --         --     15,262       436
                                           --------   --------   --------   --------   -------
Operating income (loss)(6)...............    (9,070)     2,595     (4,056)   (14,951)    1,704
Other income, net........................     4,443      3,263      1,236         95         5
                                           --------   --------   --------   --------   -------
Income (loss) before income tax
  provision..............................    (4,627)     5,858     (2,820)   (14,856)    1,709
Provision (benefit) for income tax.......      (783)     6,299      2,945     (3,150)       --
                                           --------   --------   --------   --------   -------
Net income (loss)........................  $ (3,844)  $   (441)  $ (5,765)  $(11,706)  $ 1,709
                                           ========   ========   ========
Pro forma charge (benefit) in lieu of
  income taxes...........................                                       (765)      697
                                                                            --------   -------
Pro forma net income (loss) (7)(8).......                                   $(10,941)  $ 1,012
                                                                            ========   =======
Loss per common share:
  Basic(9)...............................  $  (0.07)  $  (0.01)  $  (0.19)
  Diluted(9).............................  $  (0.07)  $  (0.01)  $  (0.19)
Pro forma Earnings (loss) per common
  share:
  Basic (9):.............................                                   $  (0.60)  $  0.06
  Diluted(9).............................                                   $  (0.60)  $  0.05
Shares used in computing earnings (loss)
  per common share:
  Basic..................................    51,810     48,095     30,096     18,138    16,634
  Diluted................................    51,810     48,095     30,096     18,138    22,270
AS OF DECEMBER 31,
BALANCE SHEET
Working capital..........................  $ 64,483   $ 73,785   $ 62,931   $ 13,252   $ 1,750
Total assets.............................   113,034    113,242     81,445     20,602     4,016
Long-term debt...........................        --        144      7,729      3,352        --
Shareholders' equity.....................    92,261     93,056     63,106     12,059     2,647

---------------

(1) Represents a $1,200 charge for an earnout bonus payment in connection with the acquisition of Curasoft, Inc. in December 1998.

(2) Year 2000 represents $3,800 in transaction related charges and $1,781 in restructuring related charges in connection with the acquisition of Entevo Corporation in February 2000. Year 2000 charges also include $776 in restructuring related charges in connection with realignment of the Company's product offerings. The 1999 charge represents $1,533 in transaction related charges and $991 in restructuring related charges in connection with the acquisition of Netect, Ltd.

(3) Represents a $2,488 charge for purchased in-process research and development in connection with the acquisition of Curasoft, Inc. in December 1998.

(4) Represents $1,571 in asset impairment charges in connection with the realignment of the Company's product offering in December of 2000.

(5) Stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, was recognized in connection with the Company's terminated Phantom Stock Plan and a terminated provision of an employment agreement.

(6) Operating income (loss) excluding the acquisition related amount of $1,200 in 1999, transaction, restructuring and impairment expenses of $7,928 and $2,524 in 2000 and 1999, respectively, purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been $(1,142), $6,319, $(1,568), $311 and $2,140 in 2000, 1999, 1998, 1997 and 1996, respectively.

(7) Pro forma net income (loss) excluding the acquisition related earnout of $1,200 in 1999, transaction, restructuring and impairment expenses of $7,928 and $2,524 in 2000 and 1999, respectively, purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been $2,570, $3,521, $(3,247), $(1,023) and $1,296 in 2000, 1999, 1998, 1997 and 1996,
    respectively.

(8) This represents net income (loss), adjusted for a pro forma charge in lieu of income taxes for the periods the Company was an S Corporation as if BindView were a C Corporation for all periods.

(9) Basic earnings (loss) per common share excluding the acquisition related earnout of $1,200 in 1999, transaction, restructuring and impairment expenses of $7,928 and $2,524 in 2000 and 1999, respectively, purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been $0.05, $0.07, $(0.11), $(0.06) and $0.08 in 2000, 1999, 1998, 1997 and 1996,
    respectively. Diluted earnings (loss) per share excluding these expenses would have been $0.05, $0.07, $(0.11), $(0.06) and $0.06 in 2000, 1999,
    1998, 1997 and 1996, respectively.

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

RESULTS OF OPERATIONS

     The following table presents, as a percentage of total revenue, selected consolidated financial data for each of the three most recent years ended December 31.

                                                              2000    1999    1998
                                                              -----   -----   -----
Revenues:
  Licenses..................................................   68.5    74.2    78.8
  Services..................................................   31.5    25.8    21.2
                                                              -----   -----   -----
          Total revenues....................................  100.0   100.0   100.0
                                                              -----   -----   -----
Cost of revenue:
  Cost of licenses..........................................    2.5     2.1     2.4
  Cost of services..........................................    4.7     3.3     3.1
                                                              -----   -----   -----
          Total cost of revenues............................    7.2     5.4     5.5
                                                              -----   -----   -----
Gross profit................................................   92.8    94.6    94.5
                                                              -----   -----   -----
Costs and expenses
  Sales and marketing.......................................   52.0    48.8    55.8
  Research and development..................................   30.8    26.9    29.4
  General and administrative................................   11.3    10.2    13.2
  Acquisition related earnout(1)............................     --     1.7      --
  Merger and restructuring(2)...............................    7.4     3.5      --
  Purchases in-process research and development(3)..........     --      --     6.2
  Asset impairment(4).......................................    1.8      --      --
                                                              -----   -----   -----
Operating income (loss)(5)..................................  (10.5)    3.6   (10.2)
Other income, net...........................................    5.1     4.5     3.1
                                                              -----   -----   -----
Income (loss) before income tax provision...................   (5.4)    8.2    (7.1)
Provision (benefit) for income tax..........................   (0.9)    8.8     7.4
                                                              -----   -----   -----
Net loss(6).................................................   (4.5)   (0.6)  (14.5)

---------------

(1) Represents a $1,200 charge for an earnout bonus payment in connection with the acquisition of Curasoft, Inc. in December 1998.

(2) Year 2000 represents $3,800 in transaction related charges and $1,781 in restructuring related charges in connection with the acquisition of Entevo Corporation in February 2000. Year 2000 changes also include $776 in restructuring related charges in connection with realignment of the Company's product offerings. The 1999 charge represents $1,533 in transaction related charges and $991 in restructuring related charges in connection with the acquisition of Netect, Ltd.

(3) Represents a $2,488 charge for purchased in-process research and development in connection with the acquisition of Curasoft, Inc. in December 1998.

(4) Represents $1,571 in asset impairment charges in connection with the realignment of the Company's product offering in December of 2000.

(5) Operating income (loss) excluding the acquisition related amount of $1,200 in 1999, transaction, restructuring and impairment expenses of $7,928 and $2,524 in 2000 and 1999, respectively, purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and

    $436 in 1997 and 1996, respectively, would have been $(1,142), $6,319, $(1,568), $311 and $2,140 in 2000, 1999, 1998, 1997 and 1996, respectively.

(6) Net income (loss) excluding the acquisition related earnout of $1,200 in 1999, transaction, restructuring and impairment expenses of $7,928 and $2,524 in 2000 and 1999, respectively, purchased in-process research and development of $2,488 in 1998 and stock compensation expense of $15,262 and $436 in 1997 and 1996, respectively, would have been $2,570, $3,521, $(3,247), $(1,023) and $1,296 in 2000, 1999, 1998, 1997 and 1996,
    respectively.

REVENUES

     Our revenues are derived from the sale of software products and related services including subscription contracts. Total revenues were $86.1 million, $71.7 million and $39.8 million in fiscal 2000, 1999 and 1998, respectively, representing year-to-year increases of 20% between 1999 and 2000 and 80% between 1998 and 1999. We had no customers that accounted for more than 10% of our revenues in 2000, 1999, or 1998. Revenues recognized from sales to customers outside North America, primarily in the United Kingdom and Europe, represented approximately 11%, 16% and 10% in 2000, 1999 and 1998, respectively.

     Licenses. License revenues were $59.0 million, $53.2 million and $31.4 million in fiscal 2000, 1999 and 1998, respectively, representing 69%, 74% and 79% of total revenues in the respective periods. The increase in license revenues over these periods is a result of continued market acceptance of the bv-Control product family and revenues generated from new product introductions.

     Services. Service revenues were $27.1 million, $18.5 million and $8.4 million in fiscal 2000, 1999 and 1998, respectively, representing 31%, 26% and 21% of total revenues in the respective periods. The increase in our service revenues over these periods is a result of an increase in purchases and renewals of subscription contracts by our growing installed customer base as well as increased revenue from professional services activities. Because we recognize revenues from subscription contracts ratably over the contract term, this increase in these revenues as a percentage of total revenues results in greater deferred revenue balances. However, we recognize the costs associated with these services as they are incurred. As revenues from professional services are recognized when the services have been completed, quarter-to-quarter service revenue could fluctuate materially as larger service contracts are completed.

COST OF REVENUES

     Cost of Licenses. Cost of licenses includes product manuals, packaging, distribution and media costs for our software products. Cost of licenses were $2.1 million, $1.5 million and $974,000 in fiscal 2000, 1999 and 1998, respectively, with each year representing approximately 3% to 4% of license revenues. The cost of licenses increased primarily due to increases in product shipments and the cost of product packaging and documentation. We believe these costs will remain relatively constant as a percentage of total revenue, although there will continue to be quarterly fluctuations due to the timing of certain expenses.

     Cost of Services. Cost of services includes personnel and other costs related to technical support and professional services. Cost of services were $4.0 million, $2.4 million and $1.2 million in fiscal 2000, 1999 and 1998, respectively, representing 15%, 13% and 15% of service revenues in the respective periods. The cost of services has increased primarily due to increases in the cost of technical support staff providing support to our growing customer base and increases in the cost of professional services staff providing customer training and customization services.

     We believe the services gross margin, as a percentage of service revenues in the foreseeable future will remain relatively consistent with services gross margins realized in 2000. Professional service revenues generally result in a lower gross margin than other types of revenues. If professional service revenues increase as a percentage of total revenues, our overall gross margin may be adversely affected.

COSTS AND EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $44.7 million, $34.9 million and $22.2 million in fiscal 2000, 1999, and 1998, respectively, representing 52%, 49% and 56% of total revenues in the respective periods. The increase in the absolute dollar cost of sales and marketing expenses is related to the hiring of additional personnel in connection with the building of our telesales and field sales force and the additional facilities and computer systems required by these additional personnel. The increase in sales and marketing expenses as a percentage of revenues from 1999 to 2000 is related to (1) our efforts to recruit, train, and deploy sales representatives with a higher level of experience, and thus with a higher associated compensation level; (2) our attempt to increase the ratio of sales-related software engineers to sales representatives; and (3) the incurrence of more travel and remote deployment of sales representatives in an effort to secure larger orders. The decrease in sales and marketing expenses as a percentage of revenues from 1998 to 1999 is related to the reduction of duplicative marketing efforts associated with Netect over these periods, the start-up costs incurred with the launch of our direct telesales organization in Germany and France in 1998 and our ongoing efforts to manage operating expenses.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. Research and development expenses were $26.5 million, $19.3 million and $11.7 million in fiscal 2000, 1999, and 1998, respectively, representing 31%, 27% and 29% of total revenues in the respective periods. The increase in the absolute dollar cost of research and development expenses is related to increased personnel, additional facilities and an increase in the computer systems and software development tools required by the additional personnel. The increase in research and development expenses as a percentage of revenue from 1999 to 2000 is related to the ramp-up of research and development expenses for new product lines requiring additional research and development effort relative to the respective license revenue generated by these products in the periods. The decrease in research and development expenses as a percentage of revenue from 1998 to 1999 is related to the reduction in development expenses related to Netect's worldwide development operations. We believe that a significant research and development investment is essential for it to maintain and grow our market position and continue to expand our product lines. Accordingly, we anticipate that we will continue to devote substantial resources to product research.

     General and Administrative. General and administrative expenses consist primarily of salaries, personnel and related costs for the Company's executive, administrative, finance and information services staff. General and administrative expenses were $9.8 million, $7.3 million and $5.3 million in fiscal 2000, 1999 and 1998, respectively, representing 11%, 10% and 13% of total revenues in the respective periods. The increase in the general and administrative expenses is related to the increase in the allowance for doubtful accounts over this period and increased staffing, facilities costs and associated expenses necessary to manage and support our increased scale of operations. The decrease in general and administrative expenses as a percentage of revenues from 1998 to 1999 is related to the reduction of duplicative administrative expenses associated with Netect over these periods. The increase in general and administrative expenses as a percentage of revenue from 1999 to 2000 is a result of duplicative staff associated with the Entevo acquisition and the increase in staff to support our growing scale of worldwide operations.

ACQUISITION RELATED EARNOUT

     At December 31, 1999, we were obligated to make an earnout payment of $1.2 million to certain former owners of Curasoft, based on the achievement of revenue targets related to an existing product, as well as their continued employment with us. We are not obligated to any other future earnout payments related to this acquisition.

MERGER AND RESTRUCTURING EXPENSES

  Product Realignment Restructuring

     In December 2000, we realigned our product offerings and strategic plans for product development. As a result, management determined certain capitalized software costs, prepaid royalties and equipment were impaired as of December 31, 2000. We recognized an impairment charge totaling $1,571 in connection with this product realignment, which has been included in the accompanying consolidated statement of operations and comprehensive loss.

     In connection with this product realignment, management approved restructuring plans to eliminate certain management and staff positions and to close the operations in Freemont, California. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for 50 employees and other miscellaneous restructuring expenses.

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 2000 were as follows:

                                                 BEGINNING       CASH          ACCRUEDS AT
                                                  ACCRUAL    EXPENDITURES   DECEMBER 31, 2000
                                                 ---------   ------------   -----------------
Employee severance.............................    $691          $--              $691
Other restructuring costs......................      85           --                85
                                                   ----          ---              ----
          Total................................    $776          $--              $776
                                                   ====          ===              ====

  Acquisition of Entevo Corporation

     On February 9, 2000 we merged with Entevo Corporation ("Entevo") in a stock-for-stock transaction accounted for as a pooling of interests. Entevo provided directory management solutions that help organizations deploy, integrate, administer and maintain enterprise directory services, in Windows NT and Windows 2000 environments. In connection with the merger, we issued 4,181 shares of common stock. We incurred transaction costs of $3,800 and restructuring costs of $1,781 as a result of this merger. The historical financial data included herein has been restated to reflect the merger with Entevo by combining our historical results and Entevo's for all periods presented. There were no material transactions between Entevo and us during the periods prior to the merger.

     At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Entevo's and BindView's worldwide operations. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation and relocation expenses, contract cancellation provisions, product reorganization, integration related expenses and other miscellaneous restructuring expenses. The transaction costs related to the acquisition include investment banking fees of $2,473, professional expenses of $929, product due diligence and transfer fees of $181, and other miscellaneous transaction expenses of $217. We believe the actions under the plan are complete.

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 2000, were as follows:

                                                BEGINNING       CASH       ACCRUED EXPENSES AT
                                                 ACCRUAL    EXPENDITURES    DECEMBER 31, 2000
                                                ---------   ------------   -------------------
Employee severance and relocation costs.......   $1,520       $(1,520)            $ --
Elimination of duplicative operating
  expense.....................................       93           (93)              --
Product reorganization........................       82           (82)              --
Integration and other restructuring costs.....       86           (86)              --
                                                 ------       -------             ----
          Total...............................   $1,781       $(1,781)            $ --
                                                 ======       =======             ====

  Acquisition of Netect, Ltd

     On March 1, 1999, we merged with Netect, Ltd. ("Netect") in a stock-for-stock transaction accounted for as a pooling of interests. Netect developed and marketed corporate security solutions for Internet/intranet networks. In connection with the merger, we issued 2,322 shares of common stock. We incurred transaction costs of $1,533 and restructuring costs of $991 as a result of this merger. The historical financial data included herein has been restated to reflect the merger with Netect by combining our historical results and Netect's for all periods presented. There were no material transactions between Netect and us during the periods prior to the merger.

     At the time of the merger, management approved restructuring plans to eliminate duplicate senior management positions and to close the Israeli operations of Netect. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 15 former Netect employees, the costs to close Netect's Israeli operations and other miscellaneous restructuring expenses. The restructuring expense adjustment was recognized in the second quarter of 1999 and relates to additional costs to close Netect's Israeli operations that exceeded management's initial estimate. We have completed the actions related to the restructuring plans. The transaction costs related to the acquisition include investment banking fees of $590, accounting and legal expenses of $565, transfer fees of $138, and other miscellaneous transaction expenses of $240.

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 1999, were as follows:

                                     BEGINNING       CASH                    ACCRUED EXPENSES AT
                                      ACCRUAL    EXPENDITURES   ADJUSTMENT    DECEMBER 31, 1999
                                     ---------   ------------   ----------   -------------------
Employee severance and related
  costs............................    $575         $(813)         $238              $--
Israeli office closing.............     119          (119)           --               --
Other restructuring costs..........      59           (59)           --               --
                                       ----         -----          ----              ---
          Total....................    $753         $(991)         $238              $--
                                       ====         =====          ====              ===

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     In December 1998, we committed to deliver 350 shares of our common stock in exchange for all of the outstanding equity interests in Curasoft, Inc. in a transaction accounted for as a purchase. These shares were issued in the first quarter of 1999.

     The purchase price allocation resulted in an immediate write-off of approximately $2.5 million in 1998 for purchased in-process research and development costs related to a Curasoft product ("CuraSLAM") undergoing development at the time of the acquisition. CuraSLAM has been designed as a stand-alone product by Curasoft and is not related to the Curasoft ENR product family. This product is currently being designed to enable customers to improve the service levels of their computing environments and will help customers better align business processes with their IT functions. We determined that the purchased in-process technology had not reached technological feasibility and had no alternative future use based on the status of design and development activities at the acquisition date.

     To determine the fair value of the purchased in-process research and development activities, we used values determined by an independent valuation firm, which applied the percentage of completion approach. Before the acquisition, Curasoft conducted in-depth market research, designed the product architecture, substantially completed the coding of the user interface and began the coding of the other modules. We estimate that the development effort of this product was 50% complete at the date of acquisition. The percentage completed of 50% was applied to the estimated fair value of the completed product to determine the in-process research and development charge upon acquisition. The estimated fair value of the completed product was determined using the future revenue streams expected from the product, net of related expenses, discounted at a rate based upon the specific level of risk associated with achieving the forecasted revenues.

     We continued to develop this product and invested over $1.5 million in the development costs associated with its operations in Fremont, California during 2000. In December of 2000, we determined that this product would not be complementary to its planned product offerings for 2001. As a result, we abandoned the development efforts on this product and therefore estimate no future revenues related to this product.

OTHER INCOME, NET

     We had other income of $4.4 million, $3.3 million and $1.2 million in fiscal 2000, 1999 and 1998. This increase is primarily due to an increase in interest income related to higher investment balances and return rates during 2000.

PROVISION FOR INCOME TAXES

     Our historical restated results related to the acquisition of Netect in March 1999 and Entevo in February 2000 do not recognize a tax benefit for certain net operating losses generated by Netect and Entevo because our ability to realize the net operating losses is limited. These net operating losses are also subject to limitations under Internal Revenue Code Section 382.

     The effective tax rate was 16.9%, 107.5% and (104.4)% in 2000, 1999 and 1998, respectively. Valuation allowances booked on foreign net operating losses adversely impacted 2000, 1999 and 1998 rates. Certain transaction expenses recorded in connection with our merger with Netect and Entevo are not deductible for federal income tax purposes and adversely impacted the 2000 and 1999 effective tax rates. Purchased in-process research and development expenses recorded in conjunction with the acquisition of Curasoft, Inc. are not deductible for federal income tax purposes and adversely impacted the 1998 rate. We anticipate an effective tax rate of approximately 35% for 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital decreased to $64.5 million at December 31, 2000 from $73.8 million at December 31, 1999. Our cash, cash equivalents, short-term and long-term investments balance decreased to $59.5 million at December 31, 2000 from $83.1 million at December 31, 1999 due to the transaction and restructuring costs related to the acquisition of Entevo, the purchase of our stock as part of the Stock Repurchase Program, as well as investments in the operations of the business including, but not limited to, the purchase of property, equipment, leasehold improvements, and an increase in our accounts receivable balance as a result of increased amounts of large-scale transactions to multinational corporations.

     To provide immediate short-term liquidity, should we need it, we maintain a $30.0 million line-of-credit arrangement that is secured by cash and cash equivalents, short-term investments and long-term investments. This facility expires on September 9, 2001, but we may renew it for up to four years. Any borrowings against this line will bear an interest rate of LIBOR plus 1.5%. We are not obligated to pay any fees for the unused portion of this line. To date, we have not borrowed against this line.

     We believe that our existing cash, cash equivalents, short-term investments, cash flow from operations and a line of credit will be sufficient to meet our normal working capital requirements for at least the next 12 months.

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

     Demand for our Products Softens in a Weakened Economy. In a general economic downturn, our customers are apt to curtail IT expenses. This can result in lower sales, lower sales revenues and a lengthening of sales cycles during these periods. Further, in some cases, sales we have made and recorded could be unwound if customers decide not to keep a purchased license. This circumstance is historically much more prevalent in an economic downturn than in more positive economic times. Specifically, in late January and February of 2001, we experienced a substantial increase in product returns over historical returns as our customers curtailed IT spending over concerns about a generally weakening economy. If demand for our products decreases substantially, we might embark on certain cost cutting measures, which may include but are not limited to; employee reductions, office closings and product consolidations. We may experience decreased sales or further increased customer returns in the future. If we experience a decrease in demand for our products, we can't assure you that we will be able to cut costs quickly and effectively in response to decreased sales or increased returns.

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

     Absence of Backlog. Generally, we do not operate with a backlog because we ship our products and recognize revenue shortly after orders are received. The Company recognizes revenue in accordance with the Statement of Position No. 97-2 "Software Revenue Recognition" (SOP 97-2) or Statement of Position No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions" (SOP 98-9), as applicable. As the Company's sales transactions and product mix becomes more complex, revenue recognition under SOP 97-2 or SOP 98-9 could require the Company to defer a significant portion of the total contract and recognize this deferred revenue in future periods.

     Intra-Quarter Fluctuations. Orders booked throughout a quarter may substantially impact product revenues in that quarter. Our sales also fluctuate throughout the quarter as a result of customer buying patterns. We generally record a significant portion for our revenue in the later portion of each quarter. In addition, we base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to reduce spending quickly if our revenues are lower than we had projected. If our revenue levels do not meet our projections, we expect our operating results to be adversely and disproportionately affected.

     Fixed Expenses. We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to reduce spending quickly if our revenues are lower than we had projected. If our revenue levels do not meet our projections, we expect our operating results to be adversely and disproportionately affected.

     Seasonal Fluctuations. Our quarterly operating results also are subject to certain seasonal fluctuations. Year-end customer buying patterns and compensation policies based on annual revenue quotas have caused our revenues to be strongest in the fourth quarter of the year and to decrease in the first quarter of the following year. In future periods, we expect that these seasonal trends may cause first quarter revenues to be significantly lower than the level achieved in the preceding fourth quarter. However, first quarter revenues in any given fiscal year are not necessarily indicative of, and should not be used as a basis for prediction of higher revenues in any future quarter.

     Maintenance-Subscription Revenues. Before January 1, 1998, we provided telephone support free of charge and sold product upgrades separately or through maintenance subscription contracts. We now require our customers to purchase a maintenance subscription to receive product upgrades and technical support. Unlike software license revenues, which we generally recognize upon shipment of the product, we recognize maintenance-subscription contract revenues ratably over the life of the contract term. As a result, if we derive a larger percentage of our revenues from maintenance-subscription contracts, we will experience an increase in deferred revenue that is likely to decrease our operating margins. Decreased operating margins may materially adversely affect our operating results and financial condition.

     Quarter-to-Quarter Comparisons. We believe quarter-to-quarter comparisons of our revenues, expenses and results of operations are not necessarily meaningful. You should not rely on our quarterly revenues, expenses and results of operations to predict our future performance.

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

     Our Markets are Highly Competitive and Rapidly Changing. Our markets are highly competitive and rapidly changing. We face competition from small companies with niche offerings as well as public companies with a breadth of offerings. New competitors have arisen and can be expected to continue to arise in a rapidly evolving market. Currently, our products compete with products from the following organizations:

     - providers of security analysis and audit products, such as Symantec Inc., Intrusion.Com, ISS Group, Inc., PentaSafe, Inc., and Network Associates Inc.

     - providers of stand-alone inventory and asset management products, such as Tally Systems Corp.;

     - providers of LAN desktop management suites, such as Intel Corporation, Hewlett-Packard Company and Microsoft Corporation;

     - providers of event notification and response technology, such as Attention Software, Inc.;

     - providers of Windows NT management and migration tools, such as Aelita Corporation, NetIQ Corporation and Quest Software;

     - certain management features included in our products compete with the native tools from Novell, Inc. and Microsoft and third-party tools from certain vendors;

     - providers of enterprise resource planning application add-ons for SAP security administration and vulnerability assessment, such as CSI International and KPMG Consulting; and

     - providers of network security scanning technology, such as Network Associates, ISS Group, Inc. and Symantec Corporation

     In addition, companies such as Novell and Microsoft also offer native tools with their products that provide a basic set of management tools. While these tools provide help in certain administrative tasks for their own platform, they do not help large-company administrators cope with the day-to-day management tasks that they are challenged with. BindView solutions provide an easy-to-use interface, and scale to the largest of the heterogeneous environments. BindView is in a unique position to help address the growing demand for cross-platform security and administration solutions in these installations.

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

     - greater software development experience; and

     - greater name recognition.

     Our competitors compete with us not only for sales, but also for employees. We have noted that from time to time, certain competitors seem to target our sales force, and (to a lesser extent) our software development staff, in their recruiting efforts. In some respects this is a consequence of our growth in headcount, because we have succeeded in building up a pool of talent that has become an attractive target for raiding by recruiters. We have taken steps that we deem appropriate to remind departing employees and certain competitors of our employees' confidentiality and non-competition obligations. If we continue to increase the size of our talent pool as we intend, we expect that this raiding will continue.

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

     Client/Server Computing Environments are Inherently Complex. As a result, we usually cannot precisely estimate our software product life cycles. New products and product enhancements can require long development and testing periods, which depend significantly on our ability to hire and retain increasingly scarce and technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new product releases could seriously damage our business. We have, on occasion, experienced delays in the scheduled introduction of new and enhanced products and cannot be certain that such delays will not occur again.

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

     The percentages of our revenues attributable to software licenses for particular operating system platforms can change from time to time. A number of factors outside our control can cause these changes, including changing market acceptance and penetration of the various operating system platforms that we support and the relative mix of development and installation by value-added resellers (VARs) of application software operating on such platforms.

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

     Product Concentration. A majority of our revenues are from the sale of our bv-Control product. We anticipate that these products, along with product added as a result of the Curasoft, Netect and Entevo acquisitions, will account for a majority or all of our revenues for the foreseeable future. Our future operating results will depend on continued market acceptance of our bv-Control product family, introduction of new products from the Curasoft, Netect and Entevo acquisitions, enhancements to these products and the continued development of additional snap-in modules for our RMS Console software. Competition, technological change or other factors could reduce demand for, or market acceptance of any or all of our products and could substantially damage our business. Although we currently plan to broaden our product line, we cannot be certain that we will be able to reduce our product concentration or that we will be able to generate material revenues from products acquired as a result of the Curasoft, Netect and Entevo acquisitions.

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

     Dependence on Key Personnel. Our success depends largely on the efforts of our senior executive officers, particularly Eric J. Pulaski, Chairman of the Board and Chief Technology Officer of BindView, Richard P. Gardner, President and Chief Executive Officer, Kevin Weiss, Chief Marketing Officer, Paul J. Cormier, Vice President of Research and Development, and William D. Miller, Vice-President of Worldwide Sales at BindView. On January 23, 2001, Scott R. Plantowsky, BindView's Vice President and Chief Financial Officer, resigned. We are currently looking for a replacement officer. If a suitable replacement is not located, this could affect our operations. We do not maintain key man life insurance policies on any of our senior executive officers.

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

     Risks Associated with International Sales and Operations. During 2000, 1999 and 1998, we derived approximately 11%, 16% and 10% of our revenues, respectively, from sales outside North America. Over the last 24 months, we have opened direct telesales offices outside the United States. We have historically generated revenues outside North America through indirect channels, including VARs and other distributors. We are in the early stages of developing our indirect distribution channels in certain markets outside the United States. We cannot be certain that we will be able to attract third parties that will be able to market our products effectively or to provide timely and cost-effective customer support and service. Our reseller arrangements generally provide that resellers may carry competing product offerings. We cannot be certain that any distributor or reseller will continue to represent our products. The inability to recruit, or the loss of, important sales personnel, distributors or resellers could materially and adversely affect our business.

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

     Limited Protection of Proprietary Technology; Risks of Infringement. Our success depends to a significant degree upon our software and other proprietary technology. The software industry has experienced widespread unauthorized reproduction of software products. We rely on a combination of copyright and trade secret law as well as contractual restrictions to protect our technology. These legal protections provide only limited protection. The steps we have taken may deter competitors from misappropriating our proprietary information. However, we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. If we litigated to enforce our rights, litigation would be expensive, would divert management resources and may not be adequate to protect our business. We also could be subject to claims alleging infringement of third-party intellectual property rights. In addition, we may be required to indemnify our distribution partners and end-users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. As a result, claims against us could materially adversely affect our business.

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

     Risk of Liability Claims. Because our products provide network management services, it is possible that we could receive liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could damage our reputation and our business.

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

FOREIGN CURRENCY EXCHANGE RATES

     We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For the fiscal years 2000, 1999 and 1998, approximately 11%, 16% and 10% of our consolidated revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Based on our foreign currency exchange instruments outstanding at December 31, 2000, we estimate that a near-term change in foreign currency rates would not materially affect our financial position, results of operations or net cash flows for the year ended December 31, 2000. We used a value-at-risk (VAR) model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that we will incur.

INTEREST RATE RISK

     We adhere to a conservative investment policy, whereby our principle concern is the preservation of liquid funds while maximizing our yield on liquid assets. Cash, cash equivalents, short-term investments and long-term investments approximated $59.5 million and $83.1 million at December 31, 2000 and 1999, respectively. Such amounts were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold. We estimate that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for the year ended December 31, 2000. We used a value-at-risk ("VAR") model to measure potential market risk on our marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that we will incur.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this Item, see text under the captions "Election of Directors," "Executive Officers and Compensation" and "Compliance With
Section 16(a) of the Securities Exchange Act of 1934" in the proxy statement relating to our 2001 annual meeting of shareholders (the "Proxy Statement") to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this Annual Report on Form 10-K:

(1) FINANCIAL STATEMENTS                                       PAGE
------------------------                                       ----
Report of independent accountants...........................    26
Consolidated Balance Sheet at December 31, 2000 and 1999....    27
Consolidated Statement of Operations and Comprehensive Loss
  for the years ended December 31, 2000, 1999 and 1998......    28
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period ended December 31, 2000.....    29
Consolidated Statement of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    31
Notes to Consolidated Financial Statements..................    32
Schedule II -- Valuation and Qualifying Accounts............    49

     Other financial schedules under the Act have been omitted because they are either not required or are not material.

     (b) Reports of Form 8-K:

     We did not file any current reports on Form 8-K during the fourth quarter of 2000.

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

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement of Merger dated as of January 26, 2000, by and among BindView, Bravo Acquisition Corporation, Entevo
                            Corporation and the Representing Stockholders identified
                            therein (incorporated by reference to Exhibit 2.1 to
                            BindView's Current Report on form 8-K (File No.
                            000-24677), dated February 9, 2000).
          3.1            -- Amended and Restated Articles of Incorporation of
                            BindView (incorporated by reference to Exhibit 3.1 to
                            Amendment No. 4 to the Registration Statement on Form S-1
                            of BindView (Reg. No. 333-52883), filed with the
                            Commission on July 23, 1998 (the "Form S-1")).
          3.2            -- Bylaws of BindView (incorporated by reference to Exhibit
                            3.1 to the Form S-1).
          4.1            -- Reference is hereby made to Exhibits 3.1 and 3.2
                            (incorporated by reference to Exhibit 4.1 to the Form
                            S-1).
         10.1+           -- Incentive Stock Option Plan (incorporated by reference to
                            Exhibit 10.1 to the Form S-1).
         10.2+           -- Stock Option Plan (incorporated by reference to Exhibit
                            10.2 to the Form S-1).
         10.3+           -- 1997 Incentive Plan (incorporated by reference to Exhibit
                            10.3 to the Form S-1).
         10.4+           -- Omnibus Incentive Plan, as amended (incorporated by
                            reference to Exhibit 10.2 to BindView's Annual Report on
                            Form 10-K for the year ended December 31, 1999 (the "1999
                            10-K").
         10.5+           -- 1998 Non-Employee Director Stock Option Plan, as amended
                            (incorporated by reference to Exhibit 10.3 to the 1999
                            10-K).
         10.6            -- Agreement to Sublease dated June 25, 1998 between
                            BindView and Halliburton Energy Services, Inc.
         10.7            -- Lease Agreement dated June 20, 1995 between BindView and
                            School Employees Holding Corp., including all amendments
                            thereto (incorporated by reference to Exhibit 10.7 to the
                            Form S-1).
         10.8+           -- Amended and Restated Employment Agreement, dated June 24,
                            1999, between BindView and Marc R. Caminetsky
                            (incorporated by reference to BindView's Quarterly Report
                            On Form 10-Q (File No. 000-24677) for the quarter ended
                            June 30, 1999 (the "6/30/99 10-Q").
         10.9+           -- Amended and Restated Employment Agreement, dated June 24,
                            1999, between BindView and Paul J. Cormier (incorporated
                            by reference to Exhibit 10.2 to the 6/30/99 10-Q).
         10.10*          -- Executive Employment Agreement dated October 2, 2000
                            between BindView and Kevin M. Weiss.
         10.11+          -- Employee Agreement dated September 26, 1996 between the
                            Registrant and David E. Pulaski (incorporated by
                            reference to Exhibit 10.14 to the Form S-1).
         10.12           -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.16 to the Form S-1).
         23.1*           -- Consent of PricewaterhouseCoopers LLP.
         27.1*           -- Financial Data Schedule.

                        BINDVIEW DEVELOPMENT CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers LLP........................   26
Consolidated Balance Sheet at December 31, 2000 and 1999....   27
Consolidated Statement of Operations and Comprehensive Loss
  for the years ended December 31, 2000, 1999 and 1998......   28
Consolidated Statement of Shareholders' Equity for the years
  ended December 31, 2000, 1999 and 1998....................   29
Consolidated Statement of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   31
Notes to Consolidated Financial Statements..................   32
Schedule II -- Valuation and Qualifying Accounts............   49

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BindView Development Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of BindView Development Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 5, 2001

                        BINDVIEW DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 49,337   $ 72,150
  Short-term investments....................................     9,247      4,834
  Accounts receivable, net of allowance of $804 and $623,
    respectively............................................    23,729     15,701
  Other current assets......................................     1,428      1,142
                                                              --------   --------
         Total current assets...............................    83,741     93,827
Property and equipment, net.................................    14,150      8,485
Deferred tax assets.........................................     8,484      3,069
Capitalized software and related assets, net................        --      1,177
Long-term investments.......................................     5,957      6,120
Other assets................................................       702        564
                                                              --------   --------
         Total assets.......................................  $113,034   $113,242
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  4,045   $  3,077
  Accrued liabilities.......................................     2,421      2,721
  Accrued compensation......................................     2,826      3,757
  Deferred revenue..........................................     9,966     10,311
  Current maturities of indebtedness........................        --        176
                                                              --------   --------
         Total current liabilities..........................    19,258     20,042
Deferred revenue............................................     1,515         --
Indebtedness and other long-term liabilities................        --        144
                                                              --------   --------
         Total long-term liabilities........................     1,515        144
                                                              --------   --------
         Total liabilities..................................    20,773     20,186
                                                              --------   --------
Commitments and contingencies (Note 10)
Shareholders' equity:
  Common stock, no par value, 100,000 shares authorized,
    52,298 and 47,535 shares issued and 51,663 and 47,535
    outstanding, respectively...............................         1          1
Series A convertible preferred stock, $0.0001 par value,
  5,000 shares authorized, 0 and 5,000 shares issued and
  outstanding, respectively.................................        --          5
Series B convertible preferred stock, no par value, 8,000
  shares authorized, 0 and 7,689 shares issued and
  outstanding, respectively.................................        --          8
Series C convertible preferred stock, no par value, 10,030
  shares authorized, 0 and 10,000 shares issued and
  outstanding...............................................        --         10
  Treasury stock, at cost, 635 shares and 0 shares,
    respectively............................................    (5,324)        --
  Additional paid-in capital................................   117,816    109,471
  Accumulated deficit.......................................   (19,819)   (15,975)
  Subscription receivable...................................      (144)      (202)
  Accumulated other comprehensive loss......................      (269)      (262)
                                                              --------   --------
         Total shareholders' equity.........................    92,261     93,056
                                                              --------   --------
         Total liabilities and shareholders' equity.........  $113,034   $113,242
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Revenues:
  Licenses..................................................  $58,931   $53,200   $31,400
  Services..................................................   27,125    18,539     8,427
                                                              -------   -------   -------
          Total revenues....................................   86,056    71,739    39,827
                                                              -------   -------   -------
Cost of revenues:
  Cost of licenses..........................................    2,123     1,497       974
  Cost of services..........................................    4,049     2,357     1,233
                                                              -------   -------   -------
          Total cost of revenues............................    6,172     3,854     2,207
                                                              -------   -------   -------
Gross profit................................................   79,884    67,885    37,620
                                                              -------   -------   -------
Costs and expenses:
  Sales and marketing.......................................   44,746    34,974    22,229
  Research and development..................................   26,500    19,298    11,706
  General and administrative................................    9,780     7,294     5,253
  Acquisition related earnout...............................       --     1,200        --
  Merger and restructuring..................................    6,357     2,524        --
  Purchased in-process research and development.............       --        --     2,488
Asset impairment............................................    1,571        --        --
                                                              -------   -------   -------
Operating income (loss).....................................   (9,070)    2,595    (4,056)
Other income, net...........................................    4,443     3,263     1,236
                                                              -------   -------   -------
Income (loss) before income tax provision...................   (4,627)    5,858    (2,820)
Provision (benefit) for income taxes........................     (783)    6,299     2,945
                                                              -------   -------   -------
Net loss....................................................   (3,844)     (441)   (5,765)
Other comprehensive loss, net of tax:
  Loss from foreign currency translation....................       (7)     (224)        1
                                                              -------   -------   -------
  Comprehensive loss........................................  $(3,851)  $  (665)  $(5,764)
                                                              =======   =======   =======
Basic loss per share........................................  $ (0.07)  $ (0.01)  $ (0.19)
Diluted loss per share......................................  $ (0.07)  $ (0.01)  $ (0.19)
Weighted average shares
  Basic.....................................................   51,810    48,095    30,096
  Diluted...................................................   51,810    48,095    30,096

  The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                       CONVERTIBLE
                                                                        PREFERRED         COMMON
                                                   COMMON STOCK     SERIES A, B AND C      STOCK     ADDITIONAL
                                                  ---------------   ------------------     TO BE      PAID-IN
                                                  SHARES   AMOUNT    SHARES    AMOUNT    DELIVERED    CAPITAL
                                                  ------   ------   --------   -------   ---------   ----------
Balance at January 1, 1998......................  27,838    $ 1       4,920     $  5      $    --     $ 35,329
  Exercise of stock options.....................   2,182     --          --       --           --        2,076
  Exercise of stock warrants....................   2,376     --          --       --           --        4,796
  Sale of Series A preferred stock at $0.50 per
    share.......................................      --     --          80       --           --           40
  Sale of Series B preferred stock at $0.935 per
    share (net of expenses).....................      --     --       7,154        7           --        6,641
  Conversion of notes payable to Series B
    preferred stock at $0.935 per share.........      --     --         535        1           --          500
  Issuance of common stock in exchange for notes
    receivable..................................     488     --          --       --           --          202
  Issuance of convertible preferred stock (3
    shares).....................................      --     --          --       --           --           39
  Issuance of common stock and warrants.........       8     --          --       --           --            9
  Tax benefit related to exercise of employee
    stock options...............................      --     --          --       --           --        3,462
  Conversion of preferred stock.................  12,640     --          --       --           --           --
  Initial public offering.......................   6,642     --          --       --           --       30,025
  Secondary offering............................     690     --          --       --           --        6,412
  Shares to be issued to acquire business (350
    shares).....................................      --     --          --       --        3,352           --
  Retirement of treasury stock..................  (9,844)    --          --       --           --      (14,017)
  Cumulative translation adjustment.............      --     --          --       --           --           --
  Net loss......................................      --     --          --       --           --           --
                                                  ------    ---     -------     ----      -------     --------
Balance at December 31, 1998....................  43,020      1      12,689       13        3,352       75,514
  Exercise of stock options.....................   2,967     --          --       --           --        2,688
  Issuance of stock warrants....................      --     --          --       --           --           30
  Sale of Series C preferred stock at $1.50 per
    share (net of expenses).....................      --     --      10,000       10           --       14,053
  Tax benefit related to exercise of employee
    stock options...............................      --     --          --       --           --        6,176
  Issuance pursuant to business acquired........     350     --          --       --       (3,352)       3,352
  Conversion of convertible debentures and
    preferred stock.............................   1,198     --          --       --           --        7,658
  Cumulative translation adjustment.............      --     --          --       --           --           --
  Net income....................................      --     --          --       --           --           --
                                                  ------    ---     -------     ----      -------     --------
Balance at December 31, 1999....................  47,535      1      22,689       23           --      109,471
  Exercise of stock options and warrants........   1,407     --          --       --           --        2,780
  Tax benefit related to exercise of employee
    stock options...............................      --     --          --       --           --        4,505
  Payment on Note...............................      --     --          --       --           --           --
  Employee Stock Purchase Plan..................     105     --          --       --           --        1,037
  Treasury Stock purchase (635 shares)..........      --     --          --       --           --           --
  Conversion of preferred A, B and C stock into
    common stock................................   3,251     --     (22,689)     (23)          --           23
  Foreign currency translation adjustment.......      --     --          --       --           --           --
  Net loss......................................      --     --          --       --           --           --
                                                  ------    ---     -------     ----      -------     --------
Balance at December 31, 2000....................  52,298    $ 1          --     $ --      $    --     $117,816
                                                  ======    ===     =======     ====      =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                                 (IN THOUSANDS)

                                                                              ACCUMULATED
                                                                RETAINED         OTHER
                                                    COMMON      EARNINGS     COMPREHENSIVE                  TOTAL
                                      SHAREHOLDER    STOCK    (ACCUMULATED      INCOME       TREASURY   SHAREHOLDERS'
                                      RECEIVABLE    WARRANT     DEFICIT)        (LOSS)        STOCK        EQUITY
                                      -----------   -------   ------------   -------------   --------   -------------
Balance at January 1, 1998..........     $  --       $ 550      $ (9,768)        $ (39)      $(14,017)     $12,061
  Exercise of stock options.........        --          --            --            --             --        2,076
  Exercise of stock warrants........        --        (550)           --            --             --        4,246
  Sale of Series A preferred stock
    at $0.50 per Share..............        --          --            --            --             --           40
  Sale of Series B preferred stock
    at $0.935 per Share (net of
    expenses).......................        --          --            --            --             --        6,648
  Conversion of notes payable to
    Series B preferred stock at
    $0.935 per share................        --          --            --            --             --          501
  Issuance of common stock in
    exchange for notes receivable...      (202)         --            --            --             --           --
  Issuance of convertible preferred
    stock (3 shares)................        --          --            --            --             --           39
  Issuance of common stock and
    warrants........................        --          --            --            --             --            9
  Tax benefit related to exercise of
    employee Stock options..........        --          --            --            --             --        3,462
  Conversion of preferred stock.....        --          --            --            --             --           --
  Initial public offering...........        --          --            --            --             --       30,025
  Secondary offering................        --          --            --            --             --        6,412
  Shares to be issued to acquire
    business (350 shares)...........        --          --            --            --             --        3,352
  Retirement of treasury stock......        --          --            --            --         14,017           --
  Cumulative translation
    adjustment......................        --          --            --             1             --            1
  Net loss..........................        --          --        (5,766)           --             --       (5,766)
                                         -----       -----      --------         -----       --------      -------
Balance at December 31, 1998........      (202)         --       (15,534)          (38)            --       63,106
  Exercise of stock options.........        --          --            --            --             --        2,688
  Issuance of stock warrants........        --          --            --            --             --           30
  Sale of Series C preferred stock
    at $1.50 per Share (net of
    expenses).......................        --          --            --            --             --       14,063
  Tax benefit related to exercise of
    employee Stock options..........        --          --            --            --             --        6,176
  Issuance pursuant to business
    acquired........................        --          --            --            --             --           --
  Conversion of convertible
    debentures and preferred
    stock...........................        --          --            --            --             --        7,658
  Cumulative translation
    adjustment......................        --          --            --          (224)            --         (224)
  Net loss..........................        --          --          (441)           --             --         (441)
                                         -----       -----      --------         -----       --------      -------
Balance at December 31, 1999........      (202)         --       (15,975)         (262)            --       93,056
  Exercise of stock options and
    warrants........................        --          --            --            --             --        2,780
  Tax benefit related to exercise of
    employee Stock options..........        --          --            --            --             --        4,505
  Payment on Note...................        58          --            --            --             --           58
  Employee Stock Purchase Plan......        --          --            --            --             --        1,037
  Treasury Stock purchase (635
    shares).........................        --          --            --            --         (5,324)      (5,324)
  Conversion of preferred A, B and C
    stock into common stock.........        --          --            --            --             --           --
  Foreign currency translation
    adjustment......................        --          --            --            (7)            --           (7)
  Net loss..........................        --          --        (3,844)           --             --       (3,844)
                                         -----       -----      --------         -----       --------      -------
Balance at December 31, 2000........     $(144)      $  --      $(19,819)        $(269)      $ (5,324)     $92,261
                                         =====       =====      ========         =====       ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
Cash flows from operating activities:
  Net loss..................................................  $  (3,844)  $    (441)  $ (5,765)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization expense...................      5,570       3,385      1,430
    Loss on disposition of property and equipment...........          7         147         --
    Asset impairment........................................      1,571
    Stock compensation expense..............................         --          48          3
    Provision for bad debts.................................        664         470          9
    Purchased in-process research and development...........         --          --      2,488
    Deferred income taxes...................................     (1,059)      6,299      2,945
    Changes in assets and liabilities, net of acquired
      business:
      (Increase) in accounts receivable.....................     (8,818)     (9,404)    (1,887)
      (Increase) decrease in other current assets...........       (923)        686     (1,588)
      Increase in accounts payable..........................      1,372       1,001        901
      Increase (decrease) in accrued liabilities............     (1,217)      3,196      1,473
      Increase in deferred revenue..........................      1,219       4,982      3,151
                                                              ---------   ---------   --------
         Net cash (used by) provided by operating
           activities.......................................     (5,458)     10,369      3,160
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................    (11,076)     (5,903)    (5,441)
  Purchase of investments...................................    (15,935)   (160,659)    (9,675)
  Proceeds from investments.................................     16,686     159,892         --
  Purchase of preferred stock...............................     (5,000)         --         --
  Proceeds from disposal of property and equipment..........          6          --        201
  Cash acquired in business acquisition.....................         --          --        156
  Other.....................................................                    (69)      (397)
                                                              ---------   ---------   --------
         Net cash used by investing activities..............    (15,319)     (6,739)   (15,156)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Notes payable and long-term debt..........................       (260)        209        501
  Restricted cash...........................................         62          --        (10)
  Proceeds from issuance of convertible preferred stock and
    common stock warrants...................................         --      14,062      6,727
  Proceeds from issuance of stock for ESPP..................      1,037          --         --
  Proceeds from issuance of debentures......................         --          --      3,949
  Purchases of treasury stock...............................     (5,324)         --         --
  Proceeds from initial public offering.....................         --          --     30,025
  Proceeds from secondary offering..........................         --          --      6,412
  Proceeds from exercise of stock warrants, net.............      1,030          --      4,246
  Proceeds from exercise of stock options...................      1,743       2,656      2,076
                                                              ---------   ---------   --------
         Net cash (used by) provided by financing
           activities.......................................     (1,712)     16,927     53,926
Effect of exchange rate changes on cash.....................       (324)       (125)        20
                                                              ---------   ---------   --------
Net increase (decrease) in cash and cash equivalents........    (22,813)     20,432     41,950
Cash and cash equivalents at beginning of period............     72,150      51,718      9,768
                                                              ---------   ---------   --------
Cash and cash equivalents at end of period..................  $  49,337   $  72,150   $ 51,718
                                                              =========   =========   ========
Noncash financing and investing activities:
  Issuance of 350 shares of common stock related to the
    acquisition of Curasoft.................................  $      --   $   3,352   $     --
  Tax benefit related to the exercise of employee stock
    options.................................................  $   4,505   $   6,176   $  3,462
  Conversion of convertible debentures and preferred stock
    into common stock.......................................  $      23   $   7,658   $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PAR VALUE)

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

     In December 1998, the Company acquired Curasoft, Inc. in a purchase business combination. In March of 1999, BindView merged with Netect, Ltd. ("Netect") in a pooling of interests transaction. In February of 2000, BindView merged with Entevo Corporation ("Entevo") in a pooling of interests transaction (Note 14). These consolidated financial statements have been prepared to give effect to the restatement of the Company's financial statements to reflect the pooling of interest transactions with Entevo and Netect, combining the historical financial data of these companies for all periods presented.

  Revenue Recognition

     The Company licenses its software products under perpetual licenses and recognizes its license revenue upon meeting each of the following criteria: (i) execution of a written purchase order, license agreement or contract; (ii) delivery of software or, if the customer has previously received evaluation software, delivery of the software license authorization code; (iii) issuance of the related license, with no significant vendor obligations or customer acceptance rights outstanding; (iv) the license fee is fixed or determinable; and (v) collectibility is assessed as being probable. Revenues from perpetual licenses are recorded as license revenue in the accompanying Consolidated Statement of Operations and Comprehensive Loss. Service revenues include maintenance-subscription contracts and professional services. Customers are generally required to purchase a one-year maintenance-subscription agreement in conjunction with their initial licensing of the Company's products. Customers may also purchase multi-year maintenance arrangements. Customers at their discretion purchase maintenance-subscription contracts separately after the first anniversary of a license sale. Maintenance-subscription revenues are recognized ratably over the contract term. Revenues from maintenance-subscription contracts and other related services are reported as service revenue in the accompanying Consolidated Statement of Operations and Comprehensive Loss. The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, in 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or operating results.

     Deferred revenue is comprised primarily of maintenance-subscription revenue and revenue arising from other services. The portion of maintenance-subscription contract revenues that have not yet been recognized as revenues is reported as deferred revenue in the accompanying Consolidated Balance Sheet. Deferred maintenance revenue is not recorded until collected. Non-current deferred revenue represents the unrecognized portion of multi-year subscription contracts related to company obligations to provide service more than twelve months from the date of the consolidated balance sheet.

                        BINDVIEW DEVELOPMENT CORPORATION

  Advertising Costs

     Advertising costs are expensed as incurred.

  Research and Development

     Research and development costs are charged to operations when incurred. In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes costs incurred in the development of software once technological feasibility has been determined. The Company currently considers technological feasibility to have been established once a working model of a product has been produced and tested. Amortization of capitalized software development costs is based on a straight line basis over the product's useful life ranging between two and seven years. To date, costs incurred by the Company's development staff and capitalizable subsequent to the establishment of technological feasibility have not been material and are included in capitalized software in the accompanying Consolidated Balance Sheet.

     Capitalized software also includes the cost of developed products obtained by the Company as a result of its business combinations with other companies. In December 1998, the Company completed its acquisition of Curasoft, Inc. and recorded $1,381 in capitalized software development costs as part of its purchase price allocation (Note 14). As discussed in Note 14, the Company restructured its product offerings in the fourth quarter of 2000 resulting in the write-off of $1,046 in capitalized software development costs for the year ended December 31, 2000.

  Software Developed for Internal Use

     The Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) in 1999. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. The adoption of SOP 98-1 did not result in the capitalization of costs during 1999 or 2000.

  Stock-Based Compensation

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method, as proscribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock, and is recognized over the related vesting period. The Company provides supplemental disclosure of the effect on net income and earnings per share as if the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied in measuring compensation expense.

  Other Income

     Other income consists primarily of interest earned on cash and cash equivalents, short-term and long-term investments.

  Income Taxes

     The asset and liability approach is used to account for income taxes. This approach requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities.

                        BINDVIEW DEVELOPMENT CORPORATION

  Earnings Per Share

     The Company's earnings per share data is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock (Note 12).

  Cash and Cash Equivalents

     The Company considers investments with original maturity dates of three months or less from the date of purchase to be cash equivalents.

  Investments

     The Company's short-term investments include commercial paper, corporate bonds or certificates of deposit that have original maturities of more than three months and a remaining maturity of less than one year. The Company's long-term investments include corporate bonds, certificates of deposit and an investment in redeemable preferred stock and have original maturities of more than twelve months. The Company has the intent and the ability to hold these investments until maturity.

     In April 2000, the Company established a strategic alliance with an international software distribution and consulting firm. The Company invested $5,000 of redeemable preferred stock in the firm and purchased $1,000 of intangible assets, consisting primarily of customer lists, noncompete agreements and other intangibles that are being amortized over their estimated useful lives ranging from one to three years. The investments are stated at cost and are classified within long-term investments in the accompanying balance sheet. The intangibles are classified within other assets in the accompanying balance sheet. The Company recognized $302 in amortization expense for the year-ended December 31, 2000 related to these intangibles.

  Fair Value of Financial Instruments

     The fair value of cash equivalents, short-term investments, accounts receivable, accounts payable and deferred revenues reflected in the accompanying December 31, 2000 and 1999 Consolidated Balance Sheet approximate their carrying value due to their short maturities.

  Concentration of Credit Risk

     Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company maintains its cash equivalent balance in money market funds invested in U.S. Treasury Certificates or in U.S. dollar-linked instruments with major banks. These funds are not FDIC insured. The Company has not experienced any losses in such funds and believes it is not exposed to any significant credit risk on cash equivalents. The Company's investment policies restrict its investments to low risk, highly liquid securities. The Company also performs periodic evaluations of its investment policies to minimize its investment credit risk.

     Management believes that concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of its customers to minimize credit risk. Approximately 11%, 16% and 10% of the Company's sales were made on an export basis, primarily to customers in Europe and the United Kingdom in 2000, 1999 and 1998, respectively.

                        BINDVIEW DEVELOPMENT CORPORATION

  Receivables

     Trade finance receivables arise in the ordinary course of business. During 1999, the Company transferred $4,975 in trade finance receivables to a financing institution on a non-recourse basis. The Company recorded such transfers as sales of the related accounts receivable when the Company surrendered control of such receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed by applying the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

  Long-Lived Assets

     The Company reviews the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying value amount. As discussed in Note 14, the Company restructured its product offerings in the fourth quarter of 2000 resulting in the write-off of $1,571 in capitalized software development costs, prepaid royalties and property plant and equipment for the year ended December 31, 2000. There were no impairment losses recorded in 1999 and 1998.

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

  Comprehensive Loss

     The Company's only component of other comprehensive loss is foreign currency translation adjustments. Changes in the Company's cumulative translation adjustment have been characterized as other comprehensive loss in the accompanying Consolidated Statement of Operations and Comprehensive Loss.

  Segment Reporting

     The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. The management approach required by SFAS 131 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The Company believes it operated in one reportable segment as defined by SFAS 131 for the years ended December 31, 2000, 1999 and 1998.

  Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales

                        BINDVIEW DEVELOPMENT CORPORATION
and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

  Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and in June 2000, issued Statement of Financial Accounting Standards No. 138 (SFAS 138), an amendment of SFAS 133. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statements require the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The Company has historically not engaged in significant derivative instrument activity. Adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or operating results.

     In September 2000, FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement is effective for fiscal years ending after December 15, 2000. The statement replaces FASB Statement No. 125 and revises the standards for accounting and disclosure for securitizations and other transfers of financial assets and collateral. The statement carries over most of FASB Statement No. 125's provisions without reconsideration and, as such, the Company believes that the implementation of this standard will not have a material effect on its consolidated financial position or results of operations.

2. INVESTMENTS

     Investments considered held to maturity at December 31, 2000, consisted of the following:

                                                                   GROSS            GROSS
                                         AMORTIZED   MARKET      UNREALIZED      UNREALIZED
                                           COST       VALUE    HOLDING LOSSES   HOLDING GAINS
                                         ---------   -------   --------------   -------------
Short-term corporate bonds.............   $ 6,811    $ 6,963        $--             $152
Asset backed securities................     2,894      2,899         --                5
Certificate of deposit.................       499        501         --                2
                                          -------    -------        ---             ----
          Total corporate bonds........   $10,204    $10,363        $--             $159
                                          =======    =======        ===             ====

     Investments considered held to maturity at December 31, 1999, consisted of the following:

                                                                   GROSS            GROSS
                                         AMORTIZED   MARKET      UNREALIZED      UNREALIZED
                                           COST       VALUE    HOLDING LOSSES   HOLDING GAINS
                                         ---------   -------   --------------   -------------
Short-term corporate bonds.............   $   751    $   749        $ 2             $ --
Government agency bonds................     2,020      2,013          7               --
Asset backed securities................     6,120      6,093         27               --
Certificate of deposit.................     2,063      2,061          2               --
                                          -------    -------        ---             ----
          Total corporate bonds........   $10,954    $10,916        $38             $ --
                                          =======    =======        ===             ====

                        BINDVIEW DEVELOPMENT CORPORATION

3. PROPERTY AND EQUIPMENT

     Property and equipment balances are summarized as follows:

                                                                       DECEMBER 31,
                                                      ESTIMATED     ------------------
                                                     USEFUL LIVES     2000      1999
                                                     ------------   --------   -------
Computer equipment and software....................  3 years        $ 15,639   $10,172
Office furniture and other equipment...............  3-10 years        3,526     2,037
Autos..............................................  5 years             104        --
Leasehold improvements.............................  Lease terms       5,834     2,230
                                                                    --------   -------
                                                                      25,103    14,439
Less -- accumulated depreciation...................                  (10,953)   (5,954)
                                                                    --------   -------
                                                                    $ 14,150   $ 8,485
                                                                    ========   =======

     Depreciation expense totaled $5,137 and $3,162 and 1,396 in 2000 and 1999, respectively.

4. CAPITALIZED SOFTWARE

     Capitalized software costs are summarized as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              ----   ------
Capitalized software........................................  $--    $1,722
Less -- accumulated amortization............................   --      (545)
                                                              ---    ------
                                                              $--    $1,177
                                                              ===    ======

     Amortization expense for capitalized software totaled $131, $223 and $33, in 2000, 1999 and 1998, respectively. As a result of the Company's product realignment in 2000, the Company recorded an impairment charge for capitalized software costs in the fourth quarter of 2000. (See Note 14.)

5. CREDIT AGREEMENTS AND FINANCING ARRANGEMENTS

     In December of 1998, Entevo entered into a loan agreement with a commercial bank. The agreement established a $1,000 revolving line of credit (the "Revolving Line") and a $500 term loan facility for equipment financing (the "Equipment Line").

     The availability of the Revolving Line and the Equipment Line expired in December of 1999 and was not renewed. As of December 31, 1999 the Company had borrowings totaling $176 under the Equipment Line. Subsequent to the Company's merger in February 2000 (Note 14), all amounts outstanding under the loan agreement were repaid, the agreement was terminated, and the bank's security interest in the Company's assets was terminated.

     In March of 2000 the Company entered into a $30,000 line-of-credit arrangement secured by cash and cash equivalents, short-term investments and long-term investments. This facility expires on September 9, 2001, and can be renewed for up to four years. Any borrowings against this line will bear an interest rate of LIBOR plus 1.5%. The Company is not obligated to pay any fees for the unused portion of this line. As of December 31, 2000, there have been no borrowings against this line.

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

     The components of income (loss) before income taxes are summarized as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Continuing operations
  Domestic..............................................  $(2,439)  $11,396   $ 1,199
  Foreign...............................................   (2,188)   (5,538)   (4,019)
                                                          -------   -------   -------
          Total income (loss) before income taxes.......   (4,627)    5,858    (2,820)
                                                          =======   =======   =======

     The Company's income tax provision (benefit) is comprised of the following (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000      1999     1998
                                                            -------   ------   ------
Current income tax expense
  Federal.................................................  $    --   $   --   $   --
  State...................................................       --       --       --
  Foreign.................................................      276       --       --
                                                            -------   ------   ------
          Total current income tax expense................      276       --       --
Deferred income tax expense
  Federal.................................................  $  (999)  $6,187   $3,140
  State...................................................      (60)     112      435
  Foreign.................................................       --       --     (630)
                                                            -------   ------   ------
          Total deferred income tax expense...............  $(1,059)  $6,299   $2,945
                                                            -------   ------   ------
          Total income tax provision (benefit)............  $  (783)  $6,299   $2,945
                                                            =======   ======   ======

     The overall income tax provision (benefit) for 2000, 1999 and 1998 resulted in effective tax rates of 16.9%, 107.5% and (104.4)%, respectively. A reconciliation of the federal statutory rate and the Company's provision for income taxes is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000      1999     1998
                                                            -------   ------   ------
Income tax provision (benefit) at the applicable federal
  statutory rate..........................................  $(1,575)  $2,050   $ (987)
State income taxes, net of federal benefit................      (60)     112       50
Foreign tax (rate differential)...........................     (216)      (9)     (88)
Research and development credit...........................   (1,222)    (700)    (500)
Non-deductible in-process research and development........       --       --      870
Non-deductible transaction expenses.......................    1,292      349       --
Valuation allowance.......................................      951    4,434    3,741
Other.....................................................       47       63     (141)
                                                            -------   ------   ------
          Total provision (benefit) for income taxes......  $  (783)  $6,299   $2,945
                                                            =======   ======   ======

                        BINDVIEW DEVELOPMENT CORPORATION

     Deferred tax assets and liabilities at December 31, 1999 and 2000 are comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Assets

  Net operating loss carryforwards..........................  $ 17,000   $11,705
  Research and development credit carryforward..............     2,325     1,075
  Allowance for bad debts...................................       157       170
  Other.....................................................        84        15
                                                              --------   -------
                                                                19,566    12,965
Liabilities
Differences in basis for long-lived assets..................      (639)     (404)
                                                              --------   -------
          Total.............................................    18,927    12,561
Less: Valuation allowance...................................   (10,443)   (9,492)
                                                              --------   -------
Total deferred tax asset....................................  $  8,484   $ 3,069
                                                              ========   =======

     The Company has a federal net operating loss carryforward at December 31, 2000 of approximately $49,000 available to offset future taxable income that expires between 2003 and 2021 resulting in a deferred tax asset of $17,000. The Company has recorded a deferred tax asset for the future tax benefit of net operating loss carryforwards that will more likely than not be utilized by the Company in the future. Valuation allowance have been established on the future tax benefit of net operation loss carryforwards where management does not believe that it is more likely than not that such losses will be utilized in the future. Based on the historical earnings generated by the Company and certain limitations that may limit the utilization of certain net operating loss carryforwards, management has provided a valuation allowance of $10,443 at December 31, 2000. The Company's ability to utilize the net operating loss carryforwards related to its acquisitions may be subject to certain limitations.

     United States income taxes have not been provided on the cumulative undistributed earnings, which totaled approximately $1,300 at December 31, 2000, of the Company's foreign subsidiaries since it is the Company's intention to reinvest such earnings indefinitely.

8. SHAREHOLDERS' EQUITY

  Common Stock

     In 1998, the Company issued an aggregate of 244 shares of common stock to two founders of Entevo pursuant to the terms of restricted stock purchase agreements. The common stock was issued at $.05 per share in consideration of full recourse promissory notes from the founders. The promissory notes bear interest at an annual rate of 6% are and due in 2003. In June 2000, one promissory note was paid in full. As of December 31, 2000, the Company has a remaining note receivable of $144 outstanding. Such amount is classified as subscriptions receivable in the accompanying consolidated balance sheet.

  Stock Purchase Warrants

     In February 1997, the Company issued to a certain investor a warrant to purchase 124 shares of common stock at $8.07 per share. The warrant was exercised in February 2000 by payment of the exercise price of $1,000.

     In January 1998, the Company issued a common stock purchase warrant to purchase 38 shares of common stock at an exercise price of $.05 per share. The warrant was issued in connection with a master

                        BINDVIEW DEVELOPMENT CORPORATION
license agreement through which the Company acquired certain license rights to various software products owned by the warrant holder, which was also a significant customer during 1997. During 1998, the Company recognized an expense of $3. The fair value was determined using the Black Scholes valuation model. The warrant was exercised in January 2000 by payment of the exercise price of $30.

     In July 1999, a loan agreement was amended to provide the Company with a $1,500 revolving line of credit without covenant restrictions for the period from July 1, 1999, through the earlier of the sale of the Company's Series C Preferred Stock or September 30, 1999. In consideration for the covenant waiver provisions of the amendment, the Company issued to the bank a warrant to purchase 3 shares of the Company's common stock at an exercise price of $1.50 per share. The Company used the Black Scholes valuation model to determine the fair value of the stock warrant. Accordingly, $30 of expense was recognized in 1999. The warrant is currently exercisable and expires on September 27, 2004.

     In October 1999, as part of the financing costs related to the Series C convertible preferred stock, the Company issued a warrant to purchase 13 shares of the Company's common stock at an exercise price of $1.50 per share. The warrant is exercisable and has an expiration date of April 22, 2004. The Company valued the stock warrant using the Black Scholes model and recognized the fair value as an offering cost relating to its Series C convertible preferred stock offering. The warrant was exercised in February 2000 resulting in the issuance of 6.5 shares of the Company's common stock.

  Preferred Stock

     The preferred stock of Entevo, and all outstanding Entevo stock warrants and stock options, were converted to BindView common stock on the date of the merger.

  Treasury Stock Transactions

     The Company's Board of Directors approved a Stock Repurchase Program in August of 2000. Under this Program, the Company repurchased 635 shares of common stock for an average price of $8.38 per share in November of 2000.

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

                        BINDVIEW DEVELOPMENT CORPORATION

  Stock Option Plans

  INCENTIVE STOCK OPTION PLAN

     In 1996, the Company's Board of Directors adopted the Incentive Stock Option Plan under which 3,750 shares of common stock have been reserved for issuance of options under this plan. At December 31, 2000, 1,712 and 220 options were outstanding and available for issuance under this plan, respectively. Options on 774, 475 and 928 shares were exercisable at December 31, 2000, 1999 and 1998 with a weighted average exercise price per share of $4.69, $4.34 and $0.53, respectively.

  NONQUALIFIED STOCK OPTION PLAN

     In 1996, the Company's Board of Directors adopted the Nonqualified Stock Option Plan under which 3,495 shares of common stock have been reserved for issuance of options under this plan. At December 31, 2000, 925 and 12 options were outstanding and available for issuance under this plan, respectively. Options on 753, 540 and 1,034 shares were exercisable at December 31, 2000, 1999 and 1998, with a weighted average exercise price per share of $1.60, $0.76 and $1.12, respectively.

  1997 EMPLOYEE STOCK OPTION PLAN

     In 1997, the Company's Board of Directors adopted the 1997 Employee Stock Option Plan under which 2,607 shares of common stock have been reserved for issuance of options under this plan. At December 31, 2000, 1,172 and 211 options were outstanding and available for issuance under this plan, respectively. Options on 1,090, 1,132 and 1,130 shares were exercisable at December 31, 2000, 1999 and 1998, with a weighted average exercise price per share of $2.67, $1.43 and $1.43, respectively.

  1998 OMNIBUS INCENTIVE PLAN

     In 1998, the Company's Board of Directors adopted the 1998 Omnibus Incentive Plan under which 8,000 shares of common stock have been reserved for issuance of options under this plan. At December 31, 2000, 6,943 and 715 options were outstanding and available for issuance under this plan, respectively. Options on 904, 245 and 58 shares were exercisable at December 31, 2000, 1999 and 1998, with a weighted average exercise price per share of $9.11, $9.29 and $2.44, respectively.

  NON-EMPLOYEE DIRECTOR PLAN

     In 1998, the Company's Board of Directors adopted the Non-Employee Director Plan under which 500 shares of common stock have been reserved for issuance of options under this plan. At December 31, 2000, 200 and 260 options were outstanding and available for issuance under this plan, respectively. Options on 80 and 60 shares were exercisable at December 31, 2000 and 1999, with a weighted average exercise price per share of $2.93 and $1.92, respectively. There were no options exercisable at December 31, 1998.

  2000 INDIAN STOCK OPTION PLAN

     In 2000, the Company's Board of Directors adopted the 2000 Indian Stock Option Plan under which 300 shares of common stock have been reserved for issuance of options under this plan. At December 31, 2000, 162 and 138 options were outstanding and available for issuance under this plan, respectively. There were no options exercisable at December 31, 2000 under this plan.

  2000 EMPLOYEE INCENTIVE PLAN

     In 2000, the Company's Board of Directors adopted the BindView 2000 Employee Incentive Plan under which 750 shares of common stock have been reserved for issuance of options under this plan. At

                        BINDVIEW DEVELOPMENT CORPORATION

December 31, 2000, 724 and 26 options were outstanding and available for issuance under this plan, respectively. There were no options exercisable at December 31, 2000 under this plan.

  INTERNATIONAL EMPLOYEE STOCK OPTION PLAN AND SECTION 102 SHARE OPTION PLAN

     In 1998, Netect's Board of Directors adopted the International Employee Stock Option and Section 102 Share Option Plans under which 422 shares of common stock have been reserved for issuance of options under this plan. At December 31, 2000, 57 and 4 options were outstanding and available for issuance under this plan, respectively. Options on 33, 14 and 20 shares were exercisable at December 31, 2000, 1999 and 1998, with a weighted average exercise price per share of $3.25, $2.25 and $2.25, respectively. In connection with the merger of Netect into the Company, these options were exchanged for options to purchase the Company's common stock using the exchange ratio, which is reflected in the amounts herein.

  1997 ENTEVO STOCK PLAN AND 1998 INDIAN STOCK OPTION PLAN

     In 1997, Entevo's Board of Directors adopted the 1997 Entevo Stock Plan and in 1998 the 1998 Indian Stock Option Plan under which 442 shares of common stock have been reserved for issuance of options under this plan. At December 31, 2000, 61 and 311 options were outstanding and available for issuance under this plan, respectively. Options on 34 and 65 shares were exercisable at December 31, 2000 and 1999, with a weighted average exercise price per share of $1.11 and $0.50, respectively. Certain local regulatory restrictions apply to the Indian Stock Option Plan. In connection with the merger of Entevo into the Company, these options were exchanged for options to purchase, the Company's common stock using the exchange ratio, which is reflected in the amounts disclosed herein.

  ALL STOCK-BASED COMPENSATION PLANS

     Options granted under the Incentive Stock Option Plan, Nonqualified Stock Option Plan and Non-Employee Director Plan generally vest 20% per year over five years. Options granted under the International Employee Stock Option Plan, the
Section 102 Share Option Plan, 1997 Entevo Stock Plan, 1998 Indian Stock Option Plan, 2000 Indian Stock Option Plan and 2000 Employee Incentive Plan generally vest 25% per year over four years. Options granted under the 1997 Employee Stock Option Plan and 1998 Omnibus Incentive Plan vest at varying rates. Options expire between one year and ten years from the date of grant. Stock options have been granted at the fair market value of the Company's stock at the date of grant.

                        BINDVIEW DEVELOPMENT CORPORATION

     The following table summarizes combined activity under the stock option plans for each of the three years ended December 31, 2000:

                                                                               WEIGHTED
                                                                                AVERAGE
                                                                 PRICE PER     PRICE PER
                                                      OPTIONS      SHARE         SHARE
                                                      -------   ------------   ---------
Options outstanding, December 31, 1997..............    9,180   $0.38-$ 1.43    $ 0.96
  Options granted...................................    3,356   $0.41-$13.75    $ 5.12
  Options lapsed or canceled........................     (286)  $0.41-$ 5.00    $ 1.31
  Options exercised.................................   (2,183)  $0.38-$ 5.00    $ 0.96
                                                      -------
Options outstanding, December 31, 1998..............   10,067   $0.38-$13.75    $ 2.33
  Options granted...................................    3,839   $0.83-$22.25    $10.82
  Options lapsed or canceled........................   (1,463)  $0.41-$13.75    $ 3.13
  Options exercised.................................   (2,918)  $0.38-$11.50    $ 1.20
                                                      -------
Options outstanding, December 31, 1999..............    9,525   $0.38-$22.25    $ 5.85
  Options granted...................................    5,456   $6.84-$24.53    $ 8.71
  Options lapsed or canceled........................   (1,750)  $0.41-$24.53    $ 8.50
  Options exercised.................................   (1,275)  $0.38-$13.75    $ 1.49
                                                      -------
Options outstanding, December 31, 2000..............   11,956   $0.38-$22.50    $ 7.22
                                                      =======

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000:

                                             OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                     ------------------------------------   --------------------
                                                   WEIGHTED      WEIGHTED               WEIGHTED
                                                    AVERAGE      AVERAGE                AVERAGE
                                     SHARES IN     REMAINING     EXERCISE   SHARES IN   EXERCISE
                                     THOUSANDS   LIFE IN YEARS    PRICE     THOUSANDS    PRICE
                                     ---------   -------------   --------   ---------   --------
under $1.25........................    1,506          6.2         $ 0.64      1,121      $ 0.63
$1.26-$2.50........................    1,589          6.4         $ 1.62      1,224      $ 1.53
$2.51-$5.00........................      499          4.7         $ 4.93        108      $ 4.91
$5.01-$10.00.......................    6,277          8.9         $ 8.78        371      $ 9.46
$10.01-$12.50......................    1,798          5.7         $11.32        774      $11.32
Over $12.51........................      287          6.3         $13.59         70      $13.74
                                      ------          ---         ------      -----      ------
                                      11,956          7.5         $ 7.22      3,668      $ 4.46
                                      ======          ===         ======      =====      ======

  STOCK BASED COMPENSATION DISCLOSURES

     For periods prior to the Company's initial public offering, the minimum value of stock based compensation was calculated in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The following weighted average assumptions using the Black-Scholes model were used to calculate stock based compensation for the three years ended December 31, 2000:

                                                              2000   1999   1998
                                                              ----   ----   ----
Expected life (in years)....................................    8      6      4
Interest rate...............................................    6%     6%     5%
Volatility..................................................  144%    87%    77%
Dividend yield..............................................    0%     0%     0%

                        BINDVIEW DEVELOPMENT CORPORATION

     Stock based compensation costs would have reduced pretax income by $16,186, $8,387 and $1,097 in 2000, 1999 and 1998, respectively ($11,006, $5,680 and $757 after tax and $0.20, $0.12 and $0.05 per diluted share in 2000, 1999 and 1998, respectively) if such compensation in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

10. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company conducts its operations in leased facilities under operating leases expiring at various dates through 2008. Total lease expense amounted to approximately $4,381, $2,677, and $795 at December 31, 2000, 1999, and 1998,
respectively.

     The minimum rental commitments under operating leases at December 31, 2000 were: $4,180 in 2001, $4,227 in 2002, $3,230 in 2003, $1,041 in 2004, and $455
in 2005 and $361 beyond.

11. EMPLOYEE BENEFIT PLANS

     Effective January 1, 1995, the Company adopted a 401(k) plan which is available to all full-time employees. Employees contribute to the plan through payroll deductions. The Company matches 50% of the participant's contribution up to a maximum of 6% of a participant's compensation. Additionally, the Company may make a discretionary contribution as determined by the Board of Directors. Total Company contributions were $893, $1,166 and $646 in 2000, 1999 and 1998, respectively.

12. NET LOSS PER SHARE

     For the years ended December 31, 2000, 1999 and 1998, options and warrants to acquire 1,239 and 909 shares at weighted average exercise prices of $22.50, $17.48 and $10.73 per share, respectively were not included in the computations of share equivalents for diluted earnings per share because the exercise prices were greater than the average market price of the common shares. Shares to be issued in connection with the Curasoft acquisition (Note 14) are not material to the weighted shares outstanding for 1998.

     The computation of basic and diluted loss per share and pro forma basic and diluted net loss per share follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000      1999       1998
                                                         -------   -------   --------
Net loss...............................................  $(3,844)  $  (441)  $ (5,765)
                                                         =======   =======   ========
Shares used in basic calculation (in thousands):
          Total basic shares...........................   51,810    48,095     30,096
Additional shares for diluted computation:
  Effect of stock options..............................    4,618     5,259      6,582
  Effect of warrants...................................       13       111      1,160
  Effect of convertible debentures.....................       --       111        666
  Effect of convertible preferred stock................       --        --      7,074
  Effect of phantom stock..............................       --        --         --
  Exclusion of share equivalents that are anti-dilutive
     because a loss was incurred.......................   (4,631)   (5,481)   (15,482)
                                                         -------   -------   --------
          Total diluted shares.........................   51,810    48,095     30,096
                                                         =======   =======   ========
Basic net loss per share...............................  $ (0.07)  $ (0.01)  $  (0.19)
Diluted net loss per share.............................  $ (0.07)  $ (0.01)  $  (0.19)

                        BINDVIEW DEVELOPMENT CORPORATION

13. SEGMENT DATA:

     The Company manages its business primarily on an overall products and services basis; the Company has one reportable segment. The reportable segment provides products and services as described in Note 1. The accounting policies of the segment are those described in the "Summary of Significant Accounting Policies" in Note 1. The Company evaluates the performance of its segment based on segment profit. Revenues related to operations in the United States totaled $76,646, $59,543, and $35,844 for the years ended December 31, 2000, 1999, and
1998, respectively. Revenues to customers located in other foreign countries totaled $9,410, $11,551, and $3,848 for the years ended December 31, 2000, 1999, and 1998, respectively. No single customer accounted for more than 10% of revenue in 2000, 1999, or 1998. Long-lived assets within the United States totaled $12,788 and $9,403 at December 31, 2000 and 1999, respectively. Long-lived assets in other foreign countries totaled $1,362 and $477 for the years ended December 31, 2000 and 1999, respectively.

14. ACQUISITIONS AND PRODUCT REALIGNMENT

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

     The Company has allocated $1,381 of the purchase price to the existing Curasoft ENR product family, which provides fully integrated event notification and response solutions for scheduling, notification, dispatch, escalation, and response. The Company allocated the purchase price to assets and liabilities acquired in the transaction based on their relative fair values as determined by an independent valuation firm. To determine the fair market value of the acquired net assets, the Company relied primarily on the income approach, whereupon fair market value is a function of the future revenues expected to be generated by an asset, net of all related expenses. The future net revenue stream was discounted to the present value at an 18% rate based on the estimated level of risk associated with achieving the forecasted revenues. The income approach focuses on the income producing capability of the acquired assets and represents the present value of the future economic benefits expected to be derived from these assets.

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

     To determine the fair value of the purchased in-process research and development activities, the Company utilized values determined by an independent valuation firm, which applied the percentage of completion approach. Prior to the acquisition, Curasoft conducted in-depth market research, designed the product architecture, substantially completed the coding of the user interface and began the coding of the other modules. The Company has estimated that the development effort of this product was 50% complete at the date of acquisition. The percentage completed of 50% was applied to the estimated fair value of the

                        BINDVIEW DEVELOPMENT CORPORATION
completed product to determine the in-process research and development charge upon acquisition. The estimated fair value of the completed product was determined using the future revenue streams expected from the product, net of related expenses, discounted at a rate based upon the specific level of risk associated with achieving the forecasted revenues.

     The Company continued to develop this product and invested over $1.5 million in the development costs associated with its operations in Fremont, California during 2000. In December of 2000, the Company determined that this product would not be complementary to its planned product offerings for 2001. As a result, the Company abandoned the development efforts on this product and therefore estimates no future revenues related to this product.

     Allocation of the purchase price in the transaction is as follows:

Common stock to be issued..................................   $3,352
Transaction costs..........................................      140
                                                              ------
          Total to be allocated............................   $3,492
                                                              ======
Allocation:
  Cash acquired............................................   $  157
  Other current assets.....................................      239
  Capitalized software.....................................    1,381
  Other non-current assets.................................       41
  Current liabilities......................................     (394)
  Deferred taxes...........................................     (420)
  Purchased in-process technology..........................    2,488
                                                              ------
          Total allocated..................................   $3,492
                                                              ======

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

                        BINDVIEW DEVELOPMENT CORPORATION

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 1999, were as follows:

                                     BEGINNING       CASH                    ACCRUED EXPENSES AT
                                      ACCRUAL    EXPENDITURES   ADJUSTMENT    DECEMBER 31, 1999
                                     ---------   ------------   ----------   -------------------
Employee severance and related
  costs............................    $575         $(813)         $238              $--
Israeli office closing.............     119          (119)           --               --
Other restructuring costs..........      59           (59)           --               --
                                       ----         -----          ----              ---
          TOTAL....................    $753         $(991)         $238              $--
                                       ====         =====          ====              ===

  Acquisition of Entevo Corporation

     On February 9, 2000 a subsidiary of the Company merged with Entevo Corporation ("Entevo") in a stock-for-stock transaction accounted for as a pooling of interests. Entevo provided directory management solutions that help organizations deploy, integrate, administer and maintain enterprise directory services, in Windows NT and Windows 2000 environments. In connection with the merger, the Company issued 4,181 shares of common stock, based upon an exchange ratio of 0.1205909 shares of BindView common stock for each share of Entevo common stock and 0.17210298 shares of BindView common stock for each share of Entevo Series C Preferred Stock. As a result of this merger, all of the outstanding convertible preferred stock of Entevo was exchanged for the Company's common stock. Transaction costs of $3,800 and restructuring costs of $1,781 were incurred as a result of this merger. The historical financial data included herein has been restated to reflect the merger with Entevo by combining the historical results for the Company and Entevo for all periods presented. There were no material transactions between BindView and Entevo during the periods prior to the merger.

     At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Entevo's and BindView's worldwide operations. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation and relocation expenses, contract cancellation provisions, product reorganization, integration related expenses and other miscellaneous restructuring expenses. The transaction costs related to the acquisition include investment banking fees of $2,473, professional expenses of $929, product due diligence and transfer fees of $181, and other miscellaneous transaction expenses of $217. The Company believes the actions under the plan are complete.

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 2000, were as follows:

                                                BEGINNING       CASH       ACCRUED EXPENSES AT
                                                 ACCRUAL    EXPENDITURES    DECEMBER 31, 2000
                                                ---------   ------------   -------------------
Employee severance and relocation costs.......   $1,520       $(1,520)           $    --
Elimination of duplicative operating
  expense.....................................       93           (93)                --
Product reorganization........................       82           (82)                --
Integration and other restructuring costs.....       86           (86)                --
                                                 ------       -------            -------
          TOTAL...............................   $1,781       $(1,781)           $    --
                                                 ======       =======            =======

  Product Realignment and Restructuring

     In December 2000, the Company realigned its product offerings and strategic plans for product development. As a result, management determined certain capitalized software costs, prepaid royalties and equipment were impaired as of December 31, 2000. The Company recognized an impairment charge totaling

                        BINDVIEW DEVELOPMENT CORPORATION

$1,571 in connection with this product realignment, which has been included in the accompanying, consolidated statement of operations and comprehensive loss.

     In connection with this product realignment, management approved restructuring plans to eliminate certain management and staff positions and to close the operations in Freemont, California. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for 50 employees and other miscellaneous restructuring expenses.

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 2000 were as follows:

                                                 BEGINNING       CASH          ACCRUEDS AT
                                                  ACCRUAL    EXPENDITURES   DECEMBER 31, 2000
                                                 ---------   ------------   -----------------
Employee severance.............................    $691          $--              $691
Other restructuring costs......................      85           --                85
                                                   ----          ---              ----
          TOTAL................................    $776          $--              $776
                                                   ====          ===              ====

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS --
                                               BALANCE AT     CHARGES          CHARGES        BALANCE AT
                                               JANUARY 1     TO EXPENSE    AGAINST RESERVE   DECEMBER 31
                                               ----------   ------------   ---------------   ------------
Accounts receivable -- allowance for
  doubtful accounts
  1998......................................     $  195        $    9           $ --           $   204
  1999......................................        204           470             51               623
  2000......................................        623           664            483               804
Deferred tax asset valuation allowance
  1998......................................     $1,317        $3,741           $ --           $ 5,058
  1999......................................      5,058         4,434             --             9,492
  2000......................................      9,492           951                           10,443

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

March 6, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ ERIC J. PULASKI                   Chairman of the Board and Chief   March 6, 2001
-----------------------------------------------------    Technology Officer
                   Eric J. Pulaski

               /s/ RICHARD P. GARDNER                  Director, President and Chief     March 6, 2001
-----------------------------------------------------    Executive Officer (Principal
                 Richard P. Gardner                      Executive Officer)

                 /s/ PETER L. BLOOM                    Director                          March 6, 2001
-----------------------------------------------------
                   Peter L. Bloom

              /s/ RICHARD A. HOSLEY II                 Director                          March 6, 2001
-----------------------------------------------------
                Richard A. Hosley II

               /s/ LELAND D. PUTTERMAN                 Director                          March 6, 2001
-----------------------------------------------------
                 Leland D. Putterman

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement of Merger dated as of January 26, 2000, by and among BindView, Bravo Acquisition Corporation, Entevo
                            Corporation and the Representing Stockholders identified
                            therein (incorporated by reference to Exhibit 2.1 to
                            BindView's Current Report on form 8-K (File No.
                            000-24677), dated February 9, 2000).
          3.1            -- Amended and Restated Articles of Incorporation of
                            BindView (incorporated by reference to Exhibit 3.1 to
                            Amendment No. 4 to the Registration Statement on Form S-1
                            of BindView (Reg. No. 333-52883), filed with the
                            Commission on July 23, 1998 (the "Form S-1")).
          3.2            -- Bylaws of BindView (incorporated by reference to Exhibit
                            3.1 to the Form S-1).
          4.1            -- Reference is hereby made to Exhibits 3.1 and 3.2
                            (incorporated by reference to Exhibit 4.1 to the Form
                            S-1).
         10.1+           -- Incentive Stock Option Plan (incorporated by reference to
                            Exhibit 10.1 to the Form S-1).
         10.2+           -- Stock Option Plan (incorporated by reference to Exhibit
                            10.2 to the Form S-1).
         10.3+           -- 1997 Incentive Plan (incorporated by reference to Exhibit
                            10.3 to the Form S-1).
         10.4+           -- Omnibus Incentive Plan, as amended (incorporated by
                            reference to Exhibit 10.2 to BindView's Annual Report on
                            Form 10-K for the year ended December 31, 1999 (the "1999
                            10-K").
         10.5+           -- 1998 Non-Employee Director Stock Option Plan, as amended
                            (incorporated by reference to Exhibit 10.3 to the 1999
                            10-K).
         10.6            -- Agreement to Sublease dated June 25, 1998 between
                            BindView and Halliburton Energy Services, Inc.
         10.7            -- Lease Agreement dated June 20, 1995 between BindView and
                            School Employees Holding Corp., including all amendments
                            thereto (incorporated by reference to Exhibit 10.7 to the
                            Form S-1).
         10.8+           -- Amended and Restated Employment Agreement, dated June 24,
                            1999, between BindView and Marc R. Caminetsky
                            (incorporated by reference to BindView's Quarterly Report
                            On Form 10-Q (File No. 000-24677) for the quarter ended
                            June 30, 1999 (the "6/30/99 10-Q").
         10.9+           -- Amended and Restated Employment Agreement, dated June 24,
                            1999, between BindView and Paul J. Cormier (incorporated
                            by reference to Exhibit 10.2 to the 6/30/99 10-Q).
         10.10*          -- Executive Employment Agreement dated October 2, 2000
                            between BindView and Kevin M. Weiss.
         10.11+          -- Employee Agreement dated September 26, 1996 between the
                            Registrant and David E. Pulaski (incorporated by
                            reference to Exhibit 10.14 to the Form S-1).
         10.12           -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.16 to the Form S-1).
         23.1*           -- Consent of PricewaterhouseCoopers LLP.
         27.1*           -- Financial Data Schedule.