Form 10-Q
period 2001-03-31
BINDVIEW DEVELOPMENT CORP
filed 2001-05-15
CIK 1061646

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _____________


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 1, 2001, the Company had 51,001,454 shares of Common Stock, no par value, outstanding.



===============================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                    MARCH 31,       DECEMBER 31,
                                            ASSETS                                    2001              2000
                                                                                   -----------      -----------
                                                                                   (unaudited)
                 Current assets:
                      Cash and cash equivalents                                     $  44,816         $ 49,337
                      Short-term investments                                            8,770            9,247
                      Accounts receivable, net of allowance of $604 and $804           13,795           23,729
                      Other                                                             1,025            1,428
                                                                                    ---------         --------
                           Total current assets                                        68,406           83,741
                                                                                    ---------         --------

                      Property and equipment, net                                      13,692           14,150
                      Deferred income taxes                                            11,060            8,484
                      Long-term investments and other assets                            7,062            6,659
                                                                                    ---------         --------
                                  Total assets                                      $ 100,220         $113,034
                                                                                    =========         ========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

                 Current liabilities:
                      Accounts payable                                              $     559         $  4,045
                      Accrued liabilities                                               1,834            2,421
                      Accrued compensation                                              1,553            2,826
                      Deferred revenues                                                10,316            9,966
                                                                                    ---------         --------
                           Total current liabilities                                   14,262           19,258
                                                                                    ---------         --------

                 Deferred revenues                                                      2,182            1,515
                                                                                    ---------         --------

                 Shareholders' equity:
                      Common stock, no par value, 100,000 shares authorized,
                        53,633 and 52,298 shares issued, respectively                       1                1
                      Treasury stock, at cost, 2,195 and 635 shares,
                        respectively                                                  (11,166)          (5,324)
                      Additional paid-in capital                                      119,508          117,816
                      Accumulated deficit                                             (24,094)         (19,819)
                      Notes receivable, shareholders                                     (144)            (144)
                      Accumulated other comprehensive loss                               (329)            (269)
                                                                                    ----------        --------
                            Total shareholders' equity                                 83,776           92,261
                                                                                    ---------         --------
                                  Total liabilities and shareholders' equity        $ 100,220         $113,034
                                                                                    =========         ========


      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               ------------------------
                                                                                 2001            2000
                                                                               --------       ---------
 Revenues:
    Licenses                                                                   $  9,753        $ 10,161
    Services                                                                      7,264           5,864
                                                                               --------        --------
                                                                                 17,017          16,025
                                                                               --------        --------

 Cost of revenues:
    Licenses                                                                        335             553
    Services                                                                      1,512             635
                                                                               --------        --------
                                                                                  1,847           1,188
                                                                               --------        --------

Gross profit                                                                     15,170          14,837
                                                                               --------        --------

 Operating costs and expenses:
    Sales and marketing                                                          12,958           9,359
    Research and development                                                      5,930           6,260
    General and administrative                                                    2,680           2,427
    Transaction and restructuring                                                   594           5,581
                                                                               --------        --------
 Operating loss                                                                  (6,992)         (8,790)

 Other income (expense), net                                                        885           1,082
                                                                               --------        --------

 Loss before income tax benefit                                                  (6,107)         (7,708)
 Income tax benefit                                                              (1,832)         (1,033)
                                                                               ---------       ---------
 Net loss                                                                        (4,275)         (6,675)

 Other comprehensive loss, net of tax:
    Loss from foreign currency translation                                          (60)             (6)
                                                                               ---------       --------
   Comprehensive loss                                                          $ (4,335)       $ (6,681)
                                                                               =========       =========

 Loss per common share (basic and diluted)                                     $  (0.08)       $  (0.13)
                                                                               =========       =========
 Shares used in computing loss per common share (basic and diluted)              51,557          50,519
                                                                               =========       =========





      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                 2001             2000
                                                                                --------        ---------
                       Cash flows from operating activities:
                            Net loss                                           $ (4,275)        $ (6,675)
                            Adjustments to reconcile net loss to net cash
                              provided by operating activities:
                                 Depreciation and amortization                    1,700            1,288
                                 Deferred income tax benefit                     (1,831)          (1,033)
                                 Changes in operating assets and
                                   liabilities:
                                      Decrease in accounts receivable             9,692            5,208
                                      Decrease in other assets                      393              339
                                      (Decrease) Increase in accounts
                                         payable                                 (3,182)           1,867
                                      Decrease in accrued liabilities            (1,846)            (327)
                                      Increase in deferred revenues               1,089            1,227
                                                                               --------         --------
                                           Net cash provided by
                                             operating activities                1,740            1,894
                                                                               --------         --------

                       Cash flows from investing activities:
                            Purchase of property and equipment                   (1,170)          (2,982)
                            (Purchase) maturity of investments, net                 (47)           6,139
                            Other                                                    --              (98)
                                                                               --------         --------
                                           Net cash (used in) provided by
                                                 investing activities            (1,217)           3,059
                                                                               --------         --------

                       Cash flows from financing activities:
                            Payments on notes payable and long-term debt             --             (320)
                            Purchase of treasury stock                           (5,842)              --
                            Proceeds from issuance of stock under stock
                              plans                                                 949            2,407
                                                                                -------         --------
                                           Net cash (used in) provided by
                                             financing activities                (4,893)           2,087

                            Effect of exchange rate changes on cash                (151)            (135)
                                                                               ---------        --------
                       Net (decrease) increase in cash and cash
                         equivalents                                             (4,521)           6,905
                       Cash and cash equivalents at beginning of year            49,337           72,150
                                                                               --------         --------
                       Cash and cash equivalents at end of period              $ 44,816         $ 79,055
                                                                               ========         ========

                       Non cash financing and investing activities:
                         Tax benefit related to the exercise of employee
                           stock options                                       $    744         $  4,537

                         Conversion of convertible debentures and
                           preferred stock into common stock                   $     --         $     23



      See notes to unaudited condensed consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying condensed consolidated financial statements of BindView Development Corporation, a Texas corporation (the "Company" or "BindView"), included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed using the weighted average number of shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to outstanding stock options and warrants to purchase common stock provided such inclusion is dilutive. Because the Company reported a loss for the interim periods presented, no adjustment was made for the incremental shares as their inclusion would have been anti-dilutive. For the three months ended March 31, 2001, options and warrants to purchase 7.1 million shares of common stock at a weighted average exercise price of $9.66 were outstanding, but were not included in the computation of diluted loss per share because the option price exceeded the average market price of the common stock during that period. For the three months ended March 31, 2000, no common stock equivalents were excluded in the computation of diluted loss per share because the average market price of the common stock during the period exceeded the option prices.

NOTE 3 - RESTRUCTURING EXPENSES

Cost-Cutting Restructuring

In March 2001, the Company implemented a restructuring plan primarily involving a reduction of approximately seven percent of the Company's workforce. This restructuring included involuntary employee separation expenses for approximately 50 employees and other related miscellaneous restructuring expenses. The accrued restructuring expenses and amounts charged against the provision as of March 31, 2001 were as follows (in thousands):

                                                          BEGINNING        CASH          REMAINING ACCRUAL
                                                           ACCRUAL     EXPENDITURES        MARCH 31, 2001
                                                         ----------    ------------     -------------------
                               Employee severance....      $ 539          $487             $  52
                               Other restructuring
                                 costs...............         55           --                 55
                                                           -----         -----              -----
                                                           $ 594          $487             $ 107
                                                           =====          ====             =====


Product Realignment Restructuring

     In December 2000, the Company approved restructuring plans to eliminate certain management and staff positions and to close the operations in Freemont, California. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 50 employees and other miscellaneous restructuring expenses. The accrued restructuring expenses and amounts charged against the provision as of March 31, 2001 were as follows (in thousands):

                                                          BEGINNING       CASH         REMAINING ACCRUAL
                                                           ACCRUAL     EXPENDITURES      MARCH 31, 2001
                                                          --------     ------------    -----------------
                               Employee severance....      $ 691        $687             $   4
                               Other restructuring
                               costs...............           85         18                 67
                                                           -----       ----              -----

                                                           $ 776        $705             $  71
                                                           =====        ====             =====

NOTE 4 - ACQUISITION OF ENTEVO CORPORATION

On February 9, 2000 the Company merged with Entevo Corporation ("Entevo") in a stock-for-stock transaction accounted for as a pooling of interests. Entevo provides directory management solutions that help organizations deploy, integrate, administer and maintain enterprise directory services, in Windows NT and Windows 2000 environments. Under terms of the merger, the Company issued 4.2 million shares of common stock, based upon an exchange ratio of 0.1205909 shares of BindView common stock for each share of Entevo common stock and 0.17210298 shares of BindView common stock for each share of Entevo Series C Preferred Stock. Transaction costs of $3.8 million and restructuring costs of $1.8 million were incurred in the quarter ended March 31, 2000 as a result of the merger. The transaction costs consisted of investment banking fees of $2.5 million, professional expenses of $0.9 million, product due diligence and transfer fees of $0.2 million, and other miscellaneous transaction expenses of $0.2 million.

At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Entevo's and BindView's worldwide operations. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. These restructuring costs consisted of employee severance and relocation costs of $1.5 million, costs of $0.2 million for product reorganization and the elimination of duplicative operating expenses, and other miscellaneous integration and restructuring costs of $0.1 million. There are no actions remaining under the plan.

The historical financial data included herein reflects the merger with Entevo by combining the historical results for the Company and Entevo for all periods presented. There were no material transactions between BindView and Entevo during the periods prior to the merger.

NOTE 4 - INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's interim provisions for income taxes were computed using its estimated effective tax rate for the year.

The effective tax benefit rate was approximately 30 percent for the three months ended March 31, 2001, compared with 13 percent for the three months ended March 31, 2000. The Company's generation of research and development tax credits and foreign tax rate differentials impacted both periods' rates. The non-deductibility of transaction and restructuring charges related to the acquisition of Entevo resulted in the lower effective tax benefit rate for the first quarter of 2000. The Company expects that its effective tax rate will approximate 30% for the remaining fiscal quarters of 2001.

The Company has net operating loss carryforwards at March 31, 2001 of approximately $55.8 million available to offset future taxable income that expire between 2003 and 2021 resulting in a deferred tax asset of approximately $20.0 million. Based on the historical earnings generated by the Company and certain limitations that may limit the utilization of net operating loss carryforwards, management has provided a valuation allowance of $10.4 million at March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in the "Risk Factors" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of selected items in the Condensed Consolidated Statements of Operations of total revenues:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         ----------------------
                                                             2001          2000
                                                         ------------  --------


                    Revenues:
                         Licenses                             57.3          63.4
                         Services                             42.7          36.6
                                                             -----         -----
                                                             100.0         100.0
                    Cost of revenues:
                         Licenses                              2.0           3.4
                         Services                              8.9           4.0
                                                             -----         -----
                                                              10.9           7.4
                                                             -----         -----
                    Gross profit                              89.1          92.6
                                                             -----         -----
                    Operating costs and expenses:
                         Sales and marketing                  76.2          58.4
                         Research and development             34.8          39.1
                         General and administrative           15.7          15.2
                         Transaction and restructuring         3.5          34.8
                                                             -----         -----
                    Operating loss                           (41.1)        (54.9)
                    Other income, net                          5.2           6.8
                                                             -----         -----
                    Loss before income tax benefit           (35.9)        (48.1)
                    Income tax benefit                       (10.8)         (6.4)
                                                             ------        ------
                    Net loss                                 (25.1)        (41.7)
                                                             ======        ======

REVENUES

The Company's revenues are derived from the sale of software products licenses and related services including maintenance contracts. The Company's total revenues increased $1.0 million or 6 percent in the first quarter of 2001 over the first quarter of 2000. The Company's license revenues decreased $0.4 million or 4 percent in the first quarter of 2001 from the first quarter of 2000. This decline is primarily related to restructuring of the Company's sales force and sales territories in January of 2001, the general slow down of global economic conditions and increased competition. The Company's service revenues increased $1.4 million or 24 percent in the first quarter of 2001 over the first quarter of 2000. This increase is a result of an increase in purchases and renewals of maintenance contracts by the Company's growing installed customer base, as well as increased revenue from professional services activities. Because revenues from maintenance contracts are recognized ratably over the contract term, this increase in these revenues as a percentage of total revenues results in higher deferred revenue balances. However, the costs associated with these services are recognized when incurred. As revenues from professional services are recognized when the services have been completed, quarter-to-quarter service revenue could fluctuate materially as larger service contracts are completed. The results of the current quarter may not be indicative of results for the full year.

COST OF REVENUES

Cost of licenses includes product manuals, packaging, distribution and media costs for the Company's software products. The Company's cost of licenses decreased $0.2 million or 39 percent in the first quarter of 2001 from the first quarter of 2000. This decrease was primarily due to delays in the implementation of new product packaging and documentation during the first quarter of 2001. The Company believes these costs will remain relatively constant as a percentage of total revenue, although there will continue to be quarterly fluctuations due to the timing of certain expenses.

Cost of services includes personnel and other costs related to technical support and professional services. The Company's cost of services increased $0.9 million or 138 percent in the first quarter of 2001 over the first quarter of 2000. This increase was primarily due to increases in the number of technical support staff providing support to the Company's growing customer base and increases in the cost of professional services staff providing customer training and customization services.

OPERATING COSTS AND EXPENSES

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, general office expenses, travel and entertainment and promotional expenses. The Company's sales and marketing expenses increased $3.6 million or 39 percent in the first quarter of 2001 over the first quarter of 2000. This increase related to the hiring of additional personnel in connection with the building of the Company's telesales and field sales force and the additional facilities and computer systems required by these additional personnel. Sales and marketing expenses as a percentage of revenues (the "S&M Margin") was 76 percent for the first quarter of 2001 up from 58 percent for the first quarter of 2000. The increase in the S&M Margin is related to an increase in these costs and lower than expected revenues as a result of the general economic slow down and increased competition. Due to the seasonal nature of revenues and revenue expectations, the Company anticipates that the S&M Margin will improve over the remainder of 2001.

Research and development expenses consist primarily of salaries and benefits for product development, product management and quality assurance personnel, payments to contract programmers and expendable equipment purchases. The Company's research and development expenses decreased $0.3 million or 5 percent in the first quarter of 2001 compared with the first quarter of 2000. This decrease is primarily related to the closure of the Company's development operations in Fremont, California in December of 2000. Research and development expenses as a percentage of revenues (the "R&D Margin") was 35 percent for the first quarter of 2001 down from 39 percent for the first quarter of 2000. This decrease is primarily related to the closure of the Company's development operations in Fremont, California while overall revenue increased over these periods. The Company believes that a significant research and development investment is essential for it to maintain and grow its market position and continue to expand its product line. Accordingly, the Company anticipates it will continue to devote substantial resources to product research and development for the foreseeable future, and that research and development expenses will increase in absolute dollars.

General and administrative expenses consist primarily of salaries, personnel and related costs for the Company's executive, administrative, finance and information services staff. The Company's general and administrative expenses increased $0.3 million or 10 percent in the first quarter of 2001 over the first quarter of 2000. The increase in the general and administrative expenses is primarily related to the increase in the allowance for doubtful accounts over this period and increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses as a percentage of revenues (the "G&A Margin") was 16 percent in the first quarter of 2001 up from 15 percent for the first quarter of 2000. This increase was necessary to support the Company's growing scale of worldwide operations. The Company expects the G&A Margin will improve over the remainder of 2001.

RESTRUCTURING EXPENSES

Cost-Cutting Restructuring

In March 2001, we implemented a restructuring plan primarily involving a reduction of approximately seven percent of the company's workforce. This restructuring included involuntary employee separation expenses for approximately 50 employees and other related miscellaneous restructuring expenses. The accrued restructuring expenses and amounts charged against the provision as of March 31, 2001 were as follows (in thousands):

                                                          BEGINNING        CASH        REMAINING ACCRUAL
                                                           ACCRUAL     EXPENDITURES    AT MARCH 31, 2001
                                                          ---------    ------------    -----------------
                               Employee severance....      $ 539          $487             $  52
                               Other restructuring
                                 costs.................       55           --                 55
                                                           -----          ----             -----
                                                           $ 594          $487             $ 107
                                                           =====          ====             =====

Product Realignment Restructuring

    In December 2000, the Company approved restructuring plans to eliminate certain management and staff positions and to close the operations in Freemont, California. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. The restructuring expenses related to this plan include involuntary employee separation expenses for approximately 50 employees and other miscellaneous restructuring expenses. The accrued restructuring expenses and amounts charged against the provision as of March 31, 2001 were as follows (in thousands):

                                                          BEGINNING        CASH         REMAINING ACCRUAL
                                                           ACCRUAL     EXPENDITURES      MARCH 31, 2001
                                                          ---------    ------------     -----------------
                               Employee severance....      $ 691           $687           $    4
                               Other restructuring
                                 costs...............         85             18               67
                                                           -----           ----            -----
                                                           $ 776           $705            $  71
                                                           =====           ====            =====

Acquisition of Entevo Corporation

On February 9, 2000 the Company merged with Entevo Corporation ("Entevo") in a stock-for-stock transaction accounted for as a pooling of interests. Entevo provides directory management solutions that help organizations deploy, integrate, administer and maintain enterprise directory services, in Windows NT and Windows 2000 environments. Under terms of the merger, the Company issued 4.2 million shares of common stock, based upon an exchange ratio of 0.1205909 shares of BindView common stock for each share of Entevo common stock and 0.17210298 shares of BindView common stock for each share of Entevo Series C Preferred Stock. Transaction costs of $3.8 million and restructuring costs of $1.8 million were incurred in the quarter ended March 31, 2000. The transaction costs consisted of investment banking fees of $2.5 million, professional expenses of $0.9 million, product due diligence and transfer fees of $0.2 million, and other miscellaneous transaction expenses of $0.2 million.

At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Entevo's and BindView's worldwide operations. The restructuring plans were based on management's best estimate of those costs based on the information available at that time. These restructuring costs consisted of employee severance and relocation costs of $1.5 million, costs of $0.2 million for product reorganization and the elimination of duplicative operating expenses, and other miscellaneous integration and restructuring costs of $0.1 million. There are no actions remaining under the plan.

The historical financial data included herein reflects the merger with Entevo by combining the historical results for the Company and Entevo for all periods presented. There were no material transactions between BindView and Entevo during the periods prior to the merger.

OTHER INCOME, NET

The Company had other income (primarily interest income) of $0.9 million in the first quarter of 2001 compared with $1.1 million in the first quarter of 2000. The decline in income was the result of lower interest rates on investments, as well as lower average investment balances during the period.

BENEFIT FOR INCOME TAXES

The effective tax benefit rate was approximately 30 percent for the three months ended March 31, 2001, compared with 13 percent for the three months ended March 31, 2000. The Company's generation of research and development tax credits and foreign tax rate differentials impacted both periods' rates. The non-deductibility of transaction and restructuring charges related to the acquisition of Entevo resulted in the lower effective tax benefit rate for the first quarter of 2000. The Company expects that its effective tax rate will approximate 30% for the remaining fiscal quarters of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $54.1 million at March 31, 2001 from $64.5 million at December 31, 2000. The Company's cash, cash equivalents, short-term and long-term investments balance decreased to $55.1 million at March 31, 2001 from $59.5 million at December 31, 2000. This decrease is related to the Company's purchase of 1.6 million shares of treasury stock for $5.8 million, the payment of transaction and restructuring costs of $1.3 million, and the Company's continued investment in property and equipment.

The Company also maintains a $30.0 million line-of-credit arrangement that is secured by cash and cash equivalents, short-term investments and long-term investments. This facility expires on September 9, 2001, but the Company may renew it for up to four years. Borrowings on this line would bear an interest rate of LIBOR plus 1.5 percent. No fees are paid on the unused portion.

The Company believes that its existing cash and cash equivalents and short-term investments are sufficient to fund its cash requirements for at least the next 12 months.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's future financial position, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in statements set forth under "Cautionary Statements" in our Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these Cautionary Statements and such other statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    The following exhibits are filed with this Quarterly Report.

    11 -- Statement Regarding Computation of Loss Per Common Share

    27 -- Financial Data Schedule.

(b) Reports on Form 8-K.

In a Report on Form 8-K dated January 24, 2001, under Item 5, the Company reported that it had issued two press releases. One press release reported fourth quarter results and included a consolidated income statement and balance sheet for the fourth quarter of 2000 and for the year ended December 31, 2000. The other press release related to the resignation of Mr. Scott Plantowsky as an officer and director of the Company.

In a report on Form 8-K dated January 31, 2001, under Item 5, the Company reported that Mr. Eric Pulaski, Chairman of the Board and Chief Technology Officer of the Company, adopted a written plan relating to his future sales of the Company's common stock pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934.

In a Report on Form 8-K dated March 14, 2001, under Item 5, the Company reported that it had issued a press release relating to the announcement of certain cost-cutting measures.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BINDVIEW DEVELOPMENT CORPORATION


                                               By:  /s/ RICHARD P. GARDNER
                                                    ------------------------
                                                        Richard P. Gardner
                                                   President and Chief Executive
                                                            Officer
                                                    (duly authorized officer)

MAY 15, 2001

                                INDEX TO EXHIBITS
        EXHIBIT
           NO.                                             DESCRIPTION
  -----------------------                         ------------------------------
          11                         --           Statement Regarding
                                                  Computation of Loss Per
                                                  Common Share

          27                         --           Financial Data Schedule.