Form 10-Q
period 2001-06-30
BINDVIEW DEVELOPMENT CORP
filed 2001-08-14
CIK 1061646

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 10, 2001, the Company had 53,948,124 shares of Common Stock, no par value, outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       JUNE 30,       DECEMBER 31,
                              ASSETS                                     2001             2000
                                                                       ---------      ------------
                                                                      (UNAUDITED)
Current assets:
     Cash and cash equivalents                                         $  45,024        $  49,337
     Short-term investments                                                3,326            9,247
     Accounts receivable, net of allowance of $1,705 and $804             11,670           23,729
     Other                                                                 1,276            1,428
                                                                       ---------        ---------
          Total current assets                                            61,296           83,741
     Property and equipment, net                                          13,053           14,150
     Deferred income taxes                                                14,350            8,484
     Investments and other                                                 5,686            6,659
                                                                       ---------        ---------
                 Total assets                                          $  94,385        $ 113,034
                                                                       =========        =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $     745        $   4,045
     Accrued liabilities                                                   2,745            2,421
     Accrued compensation                                                  4,139            2,826
     Deferred revenues                                                     9,132            9,966
                                                                       ---------        ---------
          Total current liabilities                                       16,761           19,258

Deferred revenues                                                          1,751            1,515

Stockholders' equity:
     Common stock, no par value, 100,000 shares authorized,
         53,817 and 52,298 shares issued, respectively                         1                1
     Treasury stock, at cost, 2,683 and 635 shares, respectively         (12,399)          (5,324)
     Additional paid-in capital                                          121,479          117,816
     Accumulated deficit                                                 (31,808)         (19,819)
     Notes receivable from stockholders                                   (1,188)            (144)
     Accumulated other comprehensive loss                                   (212)            (269)
                                                                       ---------        ---------
           Total stockholders' equity                                     75,873           92,261
                                                                       ---------        ---------
                 Total liabilities and stockholders' equity            $  94,385        $ 113,034
                                                                       =========        =========

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS                     SIX MONTHS
                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                       ------------------------        ------------------------
                                                         2001            2000            2001            2000
                                                       --------        --------        --------        --------
Revenues:
   Licenses                                            $ 10,296        $ 13,376        $ 20,049        $ 23,537
   Services                                               7,222           6,974          14,486          12,838
                                                       --------        --------        --------        --------
                                                         17,518          20,350          34,535          36,375
                                                       --------        --------        --------        --------

Cost of revenues:
   Licenses                                                 301             575             636           1,128
   Services                                               1,908             995           3,420           1,630
                                                       --------        --------        --------        --------
                                                          2,209           1,570           4,056           2,758
                                                       --------        --------        --------        --------

Gross profit                                             15,309          18,780          30,479          33,617

Operating costs and expenses:
   Sales and marketing                                   14,253           9,474          26,476          18,351
   Research and development                               5,472           6,140          10,826          11,889
   General and administrative                             5,469           2,461           7,760           4,591
   Depreciation and amortization                          1,460           1,200           3,160           2,490
   Transaction and restructuring                             --              --             594           5,581
                                                       --------        --------        --------        --------

Operating loss                                          (11,345)           (495)        (18,337)         (9,285)

Other income (expense), net                                 464           1,271           1,349           2,353
                                                       --------        --------        --------        --------

Income (loss) before income taxes                       (10,881)            776         (16,988)         (6,932)
Provision (benefit) for income taxes                     (3,167)            247          (4,999)           (786)
                                                       --------        --------        --------        --------
Net income (loss)                                      $ (7,714)       $    529        $(11,989)       $ (6,146)
                                                       ========        ========        ========        ========

Earnings (loss) per common share - basic and
  diluted                                              $  (0.15)       $   0.01        $  (0.23)       $  (0.12)
                                                       ========        ========        ========        ========

Reconciliation of net income (loss) to
  comprehensive income (loss):
   Net income (loss)                                   $ (7,714)       $    529        $(11,989)       $ (6,146)
   Gain (loss) from foreign currency translation            117            (209)             57            (215)
                                                       --------        --------        --------        --------
   Comprehensive income (loss)                         $ (7,597)       $    320        $(11,932)       $ (6,361)
                                                       ========        ========        ========        ========

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ------------------------
                                                                      2001            2000
                                                                    --------        --------
Cash flows from operating activities:
     Net loss                                                       $(11,989)       $ (6,146)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                3,160           2,397
          Bad debt expense                                             2,812             104
          Deferred income tax benefit                                 (4,999)           (873)
          Changes in operating assets and liabilities:
               Accounts receivable                                     8,958           2,498
               Other assets                                              127            (272)
               Accounts payable                                       (2,845)           (698)
               Accrued liabilities                                     1,657          (1,770)
               Deferred revenues                                        (502)           (419)
                                                                    --------        --------
                    Net cash used in operating activities             (3,621)         (5,179)
                                                                    --------        --------

Cash flows from investing activities:
     Capital expenditures                                             (1,923)         (6,324)
     Net proceeds from maturity (purchase) of investments              6,705          (2,329)
     Other                                                                --            (780)
                                                                    --------        --------
          Net cash provided by (used in) investing activities          4,782          (9,433)
                                                                    --------        --------


Cash flows from financing activities:

     Payments on notes payable and long-term debt                         --            (262)
     Repurchase of common stock                                       (7,075)             --
     Net proceeds from sale of common stock                            1,754           4,617
                                                                    --------        --------
          Net cash provided by (used in) financing activities         (5,321)          4,355

Effect of exchange rate changes on cash                                 (153)           (156)
                                                                    --------        --------
Net decrease in cash and cash equivalents                             (4,313)        (10,413)
Cash and cash equivalents at beginning of year                        49,337          72,150
                                                                    --------        --------
Cash and cash equivalents at end of period                          $ 45,024        $ 61,737
                                                                    ========        ========

Non-cash financing and investing activities:
  Conversion of convertible debentures and preferred
    stock into common stock                                         $     --        $     23

  Note receivable issued to shareholder in exchange for
    400,000 shares of common stock                                  $  1,044        $     --

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying consolidated financial statements of BindView Development Corporation, a Texas corporation (the "Company" or "BindView"), included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000.

2.       EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                              THREE MONTHS                    SIX MONTHS
                                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                                        ------------------------       ------------------------
                                                          2001            2000           2001            2000
                                                        --------        --------       --------        --------
             Numerator:
                Net income (loss) - numerator for
                    earnings (loss) per share -
                  basic and diluted                     $ (7,714)       $    529       $(11,989)       $ (6,146)
                                                        ========        ========       ========        ========
             Denominator:
                Denominator for basic earnings
                  (loss) per share -
                  weighted-average shares                 51,632          51,882         51,577          50,893

             Effect of dilutive securities:
                Effect of stock options                       --           2,984             --              --
                                                        --------        --------       --------        --------
                     Total diluted shares                 51,632          54,866         51,577          50,893
                                                        ========        ========       ========        ========
             Earnings (loss) per common share -
                basic and diluted                       $  (0.15)       $   0.01       $  (0.23)       $  (0.12)
                                                        ========        ========       ========        ========

         Options and warrants to purchase 13.6 million shares of common stock for the three and six months ended June 30, 2001 and 11.1 million shares of common stock for the six months ended June 30, 2000 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Options and warrants to purchase 5.9 million shares were outstanding for the three months ended June 30, 2000, but were not included in the computation of diluted earnings per share because the exercise prices of those options exceeded the average market price of the common shares.

3.       RESTRUCTURING EXPENSES

         In March 2001, the Company implemented a restructuring plan primarily involving a reduction of approximately seven percent of the Company's workforce. This restructuring included involuntary employee separation expenses for approximately 50 employees and other related expenses. The accrued restructuring expenses and amounts charged against the provision as of June 30, 2001 were as follows (in thousands):

                                                         BEGINNING            CASH        REMAINING ACCRUAL
                                                          ACCRUAL         EXPENDITURES      JUNE 30, 2001
                                                         ---------        ------------    -----------------
                   Employee severance ...............       $539              $539              $ --
                      Other restructuring Costs .....         55                25                30
                                                            ----              ----              ----
                                                            $594              $564              $ 30
                                                            ====              ====              ====

4.       INCOME TAXES

         The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's interim provisions for income taxes were computed using its estimated effective tax rate for the year.

         At June 30, 2001, the Company had net operating loss ("NOL") carryforwards of approximately $65.0 million available to offset future taxable income. These NOL carryforwards expire between 2003 and 2021. The Company has a deferred tax asset of approximately $14.4 million for the estimated after-tax benefit it expects to realize and has a valuation allowance of approximately $10.0 million for the portion of the NOL carryforwards that it expects will expire without being utilized.

5.       COMMON STOCK

         Under terms of a share repurchase program approved by the Board of Directors, the Company purchased approximately 2.0 million shares of common stock during the six months ended June 30, 2001, at an average price per share of $3.46. Since inception of the program in August 2000, the Company has repurchased approximately 2.7 million shares of common stock for approximately $12.4 million, an average price per share of $4.62. Under terms of the program, the Company can expend an additional $7.6 million to repurchase shares.

6.       SUBSEQUENT EVENT

         In July 2001, the Company completed a corporate reorganization and implemented cost-cutting measures to improve its operating leverage that included a fourteen percent reduction in the Company's workforce. The Company will take a restructuring charge in the third quarter of 2001 currently estimated to range between $4.0 million and $6.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in the "Risk Factors" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as well as other factors such as, for example: the risks associated with lower customer demand in a weak economy; increased competition within the network management software industry; the effects of recently-implemented cost reductions on the Company's business; transitional inefficiencies that may arise during the Company's implementation of recently-announced reorganization plans; and the management challenges of implementing those plans while attempting to maintain employee motivation and effectiveness. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000

         REVENUES. Revenues for the current quarter decreased 14 percent to $17.5 million, from $20.4 million in revenues for the second quarter of 2000. This decrease was due to a 23 percent decline in license revenue in the current quarter to $10.3 million, from $13.4 million for the second quarter of 2000. Revenues in the current quarter were hurt by the global decline in IT spending, which resulted in lower than expected sales to large enterprise customers and to customers in Europe.

         GROSS PROFIT. Gross profit for the current quarter decreased 18 percent to $15.3 million from $18.8 million in the second quarter of 2000. This decline related to the decrease in license revenues. Gross margin for the current quarter was 87.4 percent compared with 92.3 percent in the second quarter of 2000. The compression in gross margin reflects a change in business mix resulting from the decrease in license revenue, which has a higher gross margin than services revenue. License revenues accounted for 58.8 percent of revenues in the current quarter compared with 65.7 percent for the second quarter of 2000, whereas services revenue accounted for 41.2 percent of revenues in the current quarter compared with 34.3 percent in the second quarter of 2000.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2001 totaled $26.7 million, compared with $19.3 million for the three months ended June 30, 2000. The increase in operating costs and expenses related primarily to (i) higher sales and marketing expenses related to infrastructure investments made in the second half of 2000 to increase the Company's growth rate and to enhance the Company's sales and marketing capabilities in Europe and with large enterprise customers, the returns from which were negatively affected by the difficult economic conditions and (ii) $2.8 million in bad debt expense related to a review by the Company of its collections efforts and experience with specific customers and its overall customer base in light of the weaker economy and its decisions to reposition itself with respect to various sales force deployment and market issues. The Company does not expect to see similar levels of bad debt expense in future periods.

         In July 2001, the Company completed a corporate reorganization and implemented cost-cutting measures to improve its operating leverage that included a fourteen percent reduction in the Company's workforce. The Company will take a restructuring charge in the third quarter of 2001 currently estimated to range between $4.0 million and $6.0 million. These actions are expected to reduce operating expenses in the second half of 2001 by $8.0 million to $10.0 million and lower the level of revenues required to break even in the fourth quarter to approximately $21.0 million.

         OTHER INCOME (EXPENSE). Other income totaled $0.5 million and $1.3 million for the three months ended June 30, 2001 and 2000, respectively. The decline in other income was the result of lower interest rates on investments as well as lower average investment balances during the period.

         PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for income taxes for the current quarter was $(3.2) million (an effective tax rate of 29.1 percent), compared with $0.2 million (an effective tax rate of 31.8 percent) for 2000. The Company's effective tax rate includes the effects of state and foreign income taxes and certain foreign losses for which no tax benefits have been provided.

         NET INCOME (LOSS). Due to the factors described above, net loss for the quarter ended June 30, 2001 was $7.7 million compared with net income of $0.5 million for the quarter ended June 30, 2000.

         OUTLOOK. The Company anticipates that revenues for the third and fourth quarters of 2001 will increase sequentially over that reported for the second quarter and that revenues for 2001 will range between $71.0 and $77.0 million. The Company also anticipates that its operating leverage will improve as a result of the corporate reorganization and restructuring that was completed in July. The fourteen percent reduction in workforce is expected to lower operating costs and expenses for the second half of 2001 by $8.0 million to $10.0 million and lower the level of revenues required to break even in the fourth quarter to approximately $21.0 million.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

         REVENUES. Revenues for the first six months decreased 5 percent to $34.5 million, from $36.4 million in revenues for the first six months of 2000. This decrease was due to a 15 percent decline in license revenue in the first six months of 2001 to $20.0 million, from $23.5 million for the first six months of 2000. Revenues in the current year were hurt by the global decline in IT spending, which resulted in lower than expected sales to large enterprise customers and to customers in Europe.

         GROSS PROFIT. Gross profit for the first six months decreased 9 percent to $30.5 million, from $33.6 million for the first six months of 2000. This decline related to the decrease in license revenues. Gross margin for the first six months was 88.3 percent, down from 92.4 percent in 2000. The compression in gross margin reflects a change in business mix resulting from the decrease in license revenue, which has a higher gross margin than services revenue. License revenues accounted for 58.1 percent of revenues in the first six months of 2001 compared with 64.7 percent for the first six months of 2000, whereas services revenue accounted for 41.9 percent of revenues in the first six months of 2001 compared with 35.3 percent in the first six months of 2000.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2001 totaled $48.8 million, compared with $42.9 million for the six months ended June 30, 2000. The increase in operating costs and expenses primarily related to the increased sales and marketing infrastructure investments and bad debt expense previously noted offset by $5.6 million in one-time merger and restructuring related costs incurred in the first quarter of 2000 associated with the acquisition of Entevo Corporation ("Entevo").

         During the six months ended June 30, 2001, the Company implemented a restructuring plan primarily involving a reduction of approximately seven percent of the Company's workforce and resulting in one-time restructuring charges of $0.6 million, or $0.01 per share after tax. This restructuring included involuntary employee separation expenses for approximately 50 employees totaling $0.5 million and other related miscellaneous restructuring expenses. As of June 30, 2001, there were no material actions remaining under the plan.

         During the six months ended June 30, 2000, the Company merged with Entevo in a stock-for-stock transaction accounted for as a pooling of interests. Transaction costs of $3.8 million and restructuring costs of $1.8 million were incurred in the quarter ended March 31, 2000 as a result of the merger. The transaction costs consisted of investment banking fees of $2.5 million and professional fees and other miscellaneous expenses of $1.3 million. At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Entevo's and the Company's operations. These restructuring costs consisted of employee severance and relocation costs of $1.5 million and other miscellaneous integration and restructuring costs of $0.3 million. As of June 30, 2001, there are no actions remaining under the plan.

         OTHER INCOME (EXPENSE). Other income totaled $1.3 million and $2.4 million for the six months ended June 30, 2001 and 2000, respectively. The decline in other income was the result of lower interest rates on investments as well as lower average investment balances during the period.

         PROVISION (BENEFIT) FOR INCOME TAXES. The benefit for income taxes for first six months was $5.0 million (an effective tax rate of 29.4 percent), compared with $0.8 million (an effective tax rate of 11.3 percent) for 2000. The Company's effective tax rate includes the effects of state and foreign income taxes and certain foreign losses for which no tax benefits have been provided as well as the portion of Entero transaction costs incurred in the first quarter of 2000 which are not deductible for tax purposes.

         NET INCOME (LOSS). Due to the factors described above, net loss for the six months ended June 30, 2001 was $11.9 million compared with $6.1 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

         The Company had cash and cash equivalents of $45.0 million at June 30, 2001 compared with $49.3 million at December 31, 2000. The decrease in the Company's cash and cash equivalents primarily related to (i) cash used to fund the Company's net operating loss in the first half of 2001, (ii) the purchase of
2.0 million shares of the Company's common stock for $7.1 million, and (iii) capital expenditures of $1.9 million. The Company's principal cash requirements for the second half of 2001 are: (i) to fund its operating losses, which will include a restructuring charge in the third quarter of $4.0 million to $6.0 million, (ii) estimated common stock purchases of $2.0 million and (iii) capital expenditures of $1.4 million. The Company believes that it has sufficient cash on hand to meet these cash requirements, as well as those for the foreseeable future.

         The Company took actions in July 2001 to reduce its operating losses and accelerate its return to profitability. These actions included a fourteen percent reduction in workforce, which is expected to lower operating costs and expenses in the second half of 2001 an estimated $8.0 million to $10.0 million and has lowered the anticipated level of revenues required to break even in the fourth quarter to approximately $21.0 million. Moreover, the Company is currently evaluating the effectiveness of its sales and marketing programs in an effort to increase its growth rate and has engaged McKinsey and Company to assist in this effort. The Company believes that these actions will strengthen its financial position and improve its future operating results.

         Cash flows used in operating activities were $3.6 million and $5.2 million for the six months ended June 30, 2001 and 2000, respectively. The continued usage of cash in operating activities is due primarily to the generation of operating losses during the first six months of 2001 and 2000, respectively.

         Cash flows provided by (used in) investing activities were $4.7 million and $(9.4) for the six months ended June 30, 2001 and 2000, respectively. Capital expenditures totaled $1.9 million and $6.3 million for the six months ended June 30, 2001 and 2000, respectively. The majority of these expenditures related to computer equipment and software and furniture, fixtures and equipment related to business expansion. The Company estimates that capital expenditures for the remainder of 2001 will be approximately $1.4 million. The remaining planned capital expenditures for 2001 are normal recurring items necessary to support business expansion and anticipated growth. The Company expects to fund these capital expenditures out of its existing working capital.

         Cash flows provided by (used in) financing activities were $(5.3) million and $4.3 million for the six months ended June 30, 2001 and 2000, respectively. In August 2000, the Company's Board of Directors authorized a stock repurchase program of up to $10.0 million and subsequently increased the commitment to $20.0 million in March 2001. Since inception of the program, the Company has repurchased approximately 2.7 million shares of common stock for approximately $12.4 million, an average price per share of $4.62. During the six months ended June 30, 2001, the Company repurchased 2.0 million shares of its common stock totaling $7.1 million, an average price per share of $3.46. Under terms of the program, the Company can expend an additional $7.6 million to repurchase shares and expects to fund such additional purchases, if any, out of its existing working capital. The Company currently estimates that common stock repurchases for the remainder of the year will be approximately $2.0 million.

         The Company maintains a $30.0 million line-of-credit arrangement that is secured by cash and cash equivalents, short-term investments and long-term investments. The facility, which expires in September 2001, may be renewed at the Company's option for an additional four years. Borrowings on this line bear interest rate at LIBOR plus 1.5 percent. No fees are paid on the unused portion of the commitment. As of June 30, 2001, the Company had no outstanding borrowings under the facility.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Effective May 1, 2001, Edward L. Pierce became senior vice president and chief financial officer of the Company.

    Effective May 31, 2001, Kevin P. Cohn became vice president and corporate controller of the Company; on July 26, 2001, the Company's board of directors elected Mr. Cohn to the additional position of chief accounting officer.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's future financial position, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in statements set forth under "Cautionary Statements" in our Annual Report on Form 10-K, as well as other factors such as, for example: the risks associated with lower customer demand in a weak economy; increased competition within the network management software industry; the effects of recently-implemented cost reductions on the Company's business; transitional inefficiencies that may arise during the Company's implementation of recently-announced reorganization plans; and the management challenges of implementing those plans while attempting to maintain employee motivation and effectiveness. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these Cautionary Statements, the other example factors listed in the previous sentence, and such other statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed with this Quarterly Report.


Exhibit 10.1 Executive Employment Agreement, May 1, 2001, between the Company and Edward L. Pierce (senior vice president and chief financial officer)

Exhibit 10.2 Restricted Stock Agreement, May 1, 2001, between the Company and Edward L. Pierce

Exhibit 10.3 Promissory Note, May 1, 2001, executed in favor of the Company by Edward L. Pierce

Exhibit 10.4 Change of Control Agreement, May 1, 2001, between the Company and Edward L. Pierce

Exhibit 10.5 Indemnification Agreement, May 1, 2001, between the Company and Edward L. Pierce

Exhibit 10.6 Nonqualified Stock Option Agreement, May 1, 2001, between the Company and Richard P. Gardner (then president and chief executive officer)

Exhibit 10.7 Nonqualified Stock Option Agreement, May 1, 2001, between the Company and William D. Miller (then senior vice president worldwide sales and services; now chief operating officer)

Exhibit 10.8 Nonqualified Stock Option Agreement, May 1, 2001, between the Company and Kevin M. Weiss (then senior vice president and chief marketing officer)

Exhibit 10.9 Executive Employment Agreement, May 31, 2001, between the Company and Kevin P. Cohn (vice president, corporate controller, and chief accounting officer)

Exhibit 10.10 Nonqualified Stock Option Agreement, May 31, 2001, between the Company and Kevin P. Cohn

Exhibit 10.11 Change of Control Agreement, May 31, 2001, between the Company and Kevin P. Cohn

Exhibit 10.12 Indemnification Agreement, May 31, 2001, between the Company and Kevin P. Cohn

(b) Reports on Form 8-K.

    In a Report on Form 8-K dated July 3, 2001, the Company reported that it had revised its financial guidance for the fiscal quarter ending June 30, 2001, that Richard P. Gardner had resigned as president and chief executive officer, and that Eric J. Pulaski had been elected president and chief executive officer.

    In a Report on Form 8-K dated July 20, 2001, the Company reported that it had completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and accelerate the Company's return to profitability. The press release also announced that Bill Miller had been appointed chief operating officer and Gary Margolis had been promoted to chief technology officer.

    In a Report on Form 8-K dated July 31, 2001, the Company reported that it had issued a press release announcing financial results for the quarter and six months ended June 30, 2001.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BINDVIEW DEVELOPMENT CORPORATION


August 14, 2001                            By:      /s/
                                               ---------------------------------
                                                         Kevin P. Cohn
                                                Vice President, Controller and
                                                   Chief Accounting Officer
                                                (Principal accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
Exhibit 10.1 Executive Employment Agreement, May 1, 2001, between the Company and Edward L. Pierce (senior vice president and chief financial officer)

Exhibit 10.2 Restricted Stock Agreement, May 1, 2001, between the Company and Edward L. Pierce

Exhibit 10.3 Promissory Note, May 1, 2001, executed in favor of the Company by Edward L. Pierce

Exhibit 10.4 Change of Control Agreement, May 1, 2001, between the Company and Edward L. Pierce

Exhibit 10.5 Indemnification Agreement, May 1, 2001, between the Company and Edward L. Pierce

Exhibit 10.6 Nonqualified Stock Option Agreement, May 1, 2001, between the Company and Richard P. Gardner (then president and chief executive officer)

Exhibit 10.7 Nonqualified Stock Option Agreement, May 1, 2001, between the Company and William D. Miller (then senior vice president worldwide sales and services; now chief operating officer)

Exhibit 10.8 Nonqualified Stock Option Agreement, May 1, 2001, between the Company and Kevin M. Weiss (then senior vice president and chief marketing officer)

Exhibit 10.9 Executive Employment Agreement, May 31, 2001, between the Company and Kevin P. Cohn (vice president, corporate controller, and chief accounting officer)

Exhibit 10.10 Nonqualified Stock Option Agreement, May 31, 2001, between the Company and Kevin P. Cohn

Exhibit 10.11 Change of Control Agreement, May 31, 2001, between the Company and Kevin P. Cohn

Exhibit 10.12 Indemnification Agreement, May 31, 2001, between the Company and Kevin P. Cohn