Form 10-Q
period 2001-09-30
BINDVIEW DEVELOPMENT CORP
filed 2001-11-14
CIK 1061646

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______ TO ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 5, 2001, the Company had 50,962,581 shares of Common Stock, no par value, outstanding.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                   ASSETS                                         2001           2000
                                                                              -------------  ------------
                                                                              (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                 $  31,560      $  49,337
     Short-term investments                                                       10,499          9,247
     Accounts receivable, net of allowance of $1,790 and $804                      9,259         23,729
     Other                                                                         1,079          1,428
                                                                               ---------      ---------
          Total current assets                                                    52,397         83,741
     Property and equipment, net                                                   9,619         14,150
     Deferred income taxes                                                        19,857          8,484
     Investments and other                                                         4,791          6,659
                                                                               ---------      ---------
                 Total assets                                                  $  86,664      $ 113,034
                                                                               =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $   1,182      $   4,045
     Accrued liabilities                                                           6,518          2,421
     Accrued compensation                                                          4,618          2,826
     Deferred revenues                                                             9,541          9,966
                                                                               ---------      ---------
          Total current liabilities                                               21,859         19,258

Deferred revenues                                                                  1,279          1,515
Other                                                                                400             --

Stockholders' equity:
     Common stock, no par value, 100,000 shares authorized,
      53,948 and 52,298 shares issued                                                  1              1
     Preferred stock, $0.01 par value, 20,000 shares authorized, none issued          --             --
     Treasury stock, at cost, 2,998 and 635 shares                               (12,738)        (5,324)
     Additional paid-in capital                                                  121,632        117,816
     Accumulated deficit                                                         (44,656)       (19,819)
     Notes receivable from stockholders                                           (1,188)          (144)
     Accumulated other comprehensive income (loss)                                    75           (269)
                                                                               ---------      ---------
           Total stockholders' equity                                             63,126         92,261
                                                                               ---------      ---------
                 Total liabilities and stockholders' equity                    $  86,664      $ 113,034
                                                                               =========      =========


            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ----------------------     ----------------------
                                                                          2001          2000         2001          2000
                                                                        --------      --------     --------      --------
Revenues:
   Licenses                                                             $  9,749      $ 16,546     $ 29,798      $ 40,083
   Services                                                                6,914         6,987       21,400        19,825
                                                                        --------      --------     --------      --------
                                                                          16,663        23,533       51,198        59,908

Cost of revenues:
   Licenses                                                                  207           487          843         1,615
   Services                                                                1,530         1,002        4,950         2,632
                                                                        --------      --------     --------      --------
                                                                           1,737         1,489        5,793         4,247

Gross profit                                                              14,926        22,044       45,405        55,661

Operating costs and expenses:
   Sales and marketing                                                    11,371        11,977       39,165        31,320
   Research and development                                                5,623         6,479       17,527        19,310
   General and administrative                                              3,783         2,227       12,307         7,374
   Asset impairment                                                        1,979            --        1,979            --
   Transaction and restructuring                                           6,000            --        6,594         5,581
                                                                        --------      --------     --------      --------

Operating income (loss)                                                  (13,830)        1,361      (32,167)       (7,924)

Other income (expense), net                                               (4,525)        1,088       (3,176)        3,441
                                                                        --------      --------     --------      --------

Income (loss) before income taxes                                        (18,355)        2,449      (35,343)       (4,483)
Provision (benefit) for income taxes                                      (5,507)          662      (10,506)         (124)
                                                                        --------      --------     --------      --------
Net income (loss)                                                       $(12,848)     $  1,787     $(24,837)     $ (4,359)
                                                                        ========      ========     ========      ========

Earnings (loss) per common share - basic and
    diluted                                                             $  (0.25)     $   0.03     $  (0.48)     $  (0.08)
                                                                        ========      ========     ========      ========

Reconciliation of net income (loss) to comprehensive income (loss):
   Net income (loss)                                                    $(12,848)     $  1,787     $(24,837)     $ (4,359)
   Gain (loss) from foreign currency translation                             287            93          344          (122)
                                                                        --------      --------     --------      --------
   Comprehensive income (loss)                                          $(12,561)     $  1,880     $(24,493)     $ (4,481)
                                                                        ========      ========     ========      ========


            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             ----------------------
                                                                                2001          2000
                                                                             --------      --------
Cash flows from operating activities:
     Net loss                                                                $(24,837)     $ (4,359)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                         4,294         3,693
          Bad debt expense                                                      3,012           493
          Asset impairments                                                     8,148            --
          Deferred income tax benefit                                         (10,506)         (201)
          Other                                                                   123            --
          Changes in operating assets and liabilities:
               Accounts receivable                                             11,336        (2,632)
               Other assets                                                        62           (86)
               Accounts payable                                                (2,717)         (423)
               Accrued liabilities                                              6,370          (129)
               Deferred revenues                                                 (633)        1,350
                                                                             --------      --------
                    Net cash used in operating activities                      (5,348)       (2,294)
                                                                             --------      --------

Cash flows from investing activities:
     Capital expenditures                                                      (2,308)       (9,146)
     Net proceeds from maturity (purchase) of investments                        (295)        1,568
     Other                                                                         --          (608)
                                                                             --------      --------
                    Net cash used in investing activities                      (2,603)       (8,186)
                                                                             --------      --------

Cash flows from financing activities:
     Payments on notes payable and long-term debt                                  --          (260)
     Restriction on cash under letter of credit                                (4,500)           --
     Repurchase of common stock                                                (7,414)           --
     Net proceeds from sale of common stock                                     1,756         4,540
                                                                             --------      --------
                    Net cash  provided by (used in) financing activities      (10,158)        4,280

Effect of exchange rate changes on cash                                           332          (314)
                                                                             --------      --------
Net decrease in cash and cash equivalents                                     (17,777)       (6,514)
Cash and cash equivalents at beginning of year                                 49,337        72,150
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $ 31,560      $ 65,636
                                                                             ========      ========

Non-cash financing and investing activities:
  Conversion of convertible debentures and preferred
    stock into common stock                                                  $     --      $     23

  Note receivable issued to shareholder in exchange for
    400,000 shares of common stock                                           $  1,044      $     --


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

2. EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                         ----------------------     ----------------------
                                           2001          2000         2001          2000
                                         --------      --------     --------      --------
Numerator:
   Net income (loss) - numerator for
       earnings (loss) per share -
       basic and diluted                 $(12,848)     $  1,787     $(24,837)     $ (4,359)
                                         ========      ========     ========      ========

Denominator:
   Denominator for basic earnings
     (loss) per share -                    51,097        52,021       51,532        51,538
     weighted-average shares

Effect of dilutive securities:
   Effect of stock options                     --         3,006           --            --
                                         --------      --------     --------      --------
        Total diluted shares               51,097        55,027       51,532        51,538
                                         ========      ========     ========      ========

Earnings (loss) per common share -
   basic and diluted                     $  (0.25)     $   0.03     $  (0.48)     $  (0.08)
                                         ========      ========     ========      ========

         Options and warrants to purchase 10.9 million shares of common stock for the three and nine months ended September 30, 2001 and 11.7 million shares of common stock for the nine months ended September 30, 2000 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Options and warrants to purchase 5.5 million shares of common stock were outstanding for the three months ended September 30, 2000, but were not included in the computation of diluted earnings per share because the exercise prices of those options exceeded the average market price of the common shares.

3. RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

         In March 2001, the Company implemented a restructuring plan primarily involving a reduction of approximately seven percent of the Company's workforce. This restructuring included involuntary employee separation expenses for approximately 50 employees and other related expenses. The accrued restructuring expenses and amounts charged against the provision as of September 30, 2001 were as follows (in thousands):

                        BINDVIEW DEVELOPMENT CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                           BEGINNING            CASH         REMAINING ACCRUAL
                                            ACCRUAL          EXPENDITURES    SEPTEMBER 30, 2001
                                           ---------         ------------    ------------------
Employee severance ...........               $539               $539               $ --
Other restructuring ..........                 55                 45                 10
                                             ----               ----               ----
  Costs ......................               $594               $584               $ 10
                                             ====               ====               ====

         In July 2001, the Company implemented a corporate reorganization and restructuring plan to improve its operating leverage and efficiency. This plan included involuntary employee separation expenses for approximately 100 employees (a reduction in workforce of approximately 14 percent), the closing or downsizing of certain development and sales offices, reserves for leasehold abandonment, and other non-personnel expense reductions. The costs of the plan were based on management's best estimate based on information available at that time.

         The accrued restructuring expenses and amounts charged against the provision as of September 30, 2001 were as follows (in thousands):

                                                 BEGINNING              CASH                                REMAINING ACCRUAL
                                                  ACCRUAL            EXPENDITURES         WRITE-OFFS        SEPTEMBER 30, 2001
                                                 ---------           ------------         ----------        ------------------
Employee severance ................               $2,252               $1,658               $   --               $  594
Lease commitments .................                2,182                  211                   --                1,971
Office closure costs ..............                  111                   --                   --                  111
Asset impairments .................                1,169                   --                1,169                   --
Other restructuring costs .........                  286                   79                   --                  207
                                                  ------               ------               ------               ------
                                                  $6,000               $1,948               $1,169               $2,883
                                                  ======               ======               ======               ======

         In connection with the July 2001 corporate reorganization and restructuring plan, the Company determined that certain equipment and leasehold improvements related to the downsized or closed offices were impaired as of September 30, 2001 and recognized an asset impairment, which is included in the restructuring charge, totaling $1.2 million.

         The Company also recorded asset impairment charges totaling $7.0 million for the third quarter consisting of: (i) a write off of a $5.0 million equity investment in a UK-based software distribution and consulting firm and
(ii) an asset impairment charge of $2.0 million consisting of $1.5 million for software and computer equipment primarily related to development offices that were downsized as a result of the restructuring and a $0.5 million impairment of certain intangible assets. The write-off of the $5.0 million equity investment, which is in other income (expense) in the accompanying statement of operations, was based on an independent appraisal of the current fair value of the investment and management's assessment of the value that would be derived from a future sale.

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

         At September 30, 2001, the Company had net operating loss ("NOL") carryforwards of approximately $82.0 million available to offset future taxable income. These NOL carryforwards expire between 2003 and 2021. The Company has a deferred tax asset of approximately $19.9 million for the estimated after-tax benefit it expects to realize and has a valuation allowance of approximately $11.0 million for the portion of the NOL carryforwards that it expects will expire without being utilized.

                        BINDVIEW DEVELOPMENT CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. STOCKHOLDERS' EQUITY

         Under terms of a share repurchase program approved by the Board of Directors, the Company purchased approximately 2.4 million shares of common stock during the nine months ended September 30, 2001, at an average price per share of $3.14. Since inception of the program in August 2000, the Company has repurchased approximately 3.0 million shares of common stock for approximately $12.7 million, an average price per share of $4.25. Under terms of the program, the Company can expend an additional $7.3 million to repurchase shares, including up to $1.7 million over the remainder of 2001.

6. RESTRICTED CASH

         Under terms of the Company's lease agreement covering its corporate office that was amended in May 2001, the Company was required to post a $4.5 million irrevocable letter of credit to the lessor. The Company posted this letter of credit in July 2001 and placed on deposit with the issuing financial institution $4.5 million to secure that instrument. The letter of credit requirement will be reduced to $2.25 million on November 1, 2004 and will expire on November 1, 2005. The deposit of $4.5 million to secure the letter of credit is included in other long-term assets in the accompanying consolidated balance sheet at September 30, 2001.

7. RECENT PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." The Company will be required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations completed after June 30, 2001, be accounted for under the purchase method and further clarifies the criteria for recognition of intangible assets separately from goodwill. The adoption of SFAS 141 is not expected to have a material impact on the financial position and results of operations of the Company.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The adoption of SFAS 142 is not expected to have a material impact on the financial position and results of operations of the Company.

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 is not expected to have a material impact on the financial position and results of operations of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the financial position and results of operations of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         REVENUES. Revenues for the current quarter decreased 28.9 percent to $16.7 million, from $23.5 million for the third quarter of 2000. The decline in revenues in the current quarter was primarily due to the global decline in IT spending in 2001 and the general slowdown in sales activity following the terrorist acts of September 11, 2001 as most of the Company's sales are closed in the last two weeks of the quarter. Revenue for the quarter reflected lower sales to large enterprise and European customers. License revenues decreased
41.2 percent to $9.7 million, from $16.5 million for the third quarter of 2000. Service revenues decreased slightly to $6.9 million, from $7.0 million for the third quarter of 2000.

         GROSS PROFIT. Gross profit for the current quarter decreased 32.3 percent to $14.9 million, from $22.0 million in the third quarter of 2000. This decline related to the decrease in license revenues. Gross margin for the current quarter was 89.6 percent compared with 93.7 percent in the third quarter of 2000. The decline in gross margin reflected a shift in business mix as license revenue (which has a higher gross margin than services revenue) accounted for a lower percentage of total revenues in the current quarter. License revenues accounted for 58.5 percent of revenues in the current quarter compared with 70.3 percent for the third quarter of 2000. Gross margin for the quarter was up from the preceding quarter (89.6 percent compared with 87.4 percent in the second quarter of 2001) as a result of improved operating leverage in the Company's technical support and professional services units. This improvement reflected the benefits of certain company restructuring initiatives to improve operating efficiencies.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended September 30, 2001 totaled $28.8 million, compared with $20.7 million for the three months ended September 30, 2000. The increase in operating costs and expenses related primarily to non-recurring expenses of $8.0 million comprised of (i) a $6.0 million charge for the estimated costs of the Company's corporate reorganization and restructuring initiatives and (ii) an asset impairment charge of $2.0 million consisting of $1.5 million for software and computer equipment primarily related to development offices that were downsized as a result of the restructuring and a $0.5 million impairment of certain intangible assets. Excluding these non-recurring charges, the Company's operating costs and expenses for the current quarter were approximately $20.8 million, which is approximately $6.0 million below the second quarter of 2001. The reduction was the result of the Company's restructuring initiatives to improve its operating leverage and efficiencies by lowering costs, which had increased in the latter part of 2000 as a result of investments in infrastructure to enhance the Company's growth rate.

         The non-recurring restructuring charge of $6.0 million related to costs of the Company's corporate reorganization and restructuring initiatives. The major initiatives included: (i) involuntary employee separation expenses for approximately 100 employees (a reduction in workforce of approximately 14 percent), (ii) downsizing of the Company's Boston and Arlington development centers and certain of its European sales offices, (iii) reserves for leasehold abandonment and (iv) various non-personnel related cuts. These actions are expected to lower the Company's fourth quarter operating costs and expenses (exclusive of costs of revenues) to $17.5 million or below. At this expense level, quarterly revenues necessary to generate positive EBITDA (earnings before interest, income taxes, depreciation and amortization) are estimated to be approximately $18.5 million, before the benefit of investment income on the Company's cash equivalents and short-term investments.

         The accrued restructuring expenses and amounts charged against the provision as of September 30, 2001 were as follows (in thousands):

                                            BEGINNING             CASH                                 REMAINING ACCRUAL
                                             ACCRUAL           EXPENDITURES          WRITE-OFFS        SEPTEMBER 30, 2001
                                            --------           ------------          ----------        ------------------
Employee severance                           $2,252               $1,658               $   --               $  594
Lease commitments ............                2,182                  211                   --                1,971
Office closure costs .........                  111                   --                   --                  111
Asset impairments ............                1,169                   --                1,169                   --
Other restructuring costs ....                  286                   79                   --                  207
                                             ------               ------               ------               ------
                                             $6,000               $1,948               $1,169               $2,883
                                             ======               ======               ======               ======

         In connection with the July 2001 corporate reorganization and restructuring plan, the Company determined that certain equipment and leasehold improvements related to the downsized or closed offices were impaired as of September 30, 2001 and recognized an asset impairment, which is included in the restructuring charge, totaling $1.2 million.

         OTHER INCOME (EXPENSE). Other income (expense) totaled $(4.5) million and $1.1 million for the three months ended September 30, 2001 and 2000, respectively. The decline in other income was the result of (i) a non-recurring (non-cash) impairment of a $5.0 million equity investment made by the Company in a UK-based software distribution and consulting firm and (ii) lower investment income due to lower interest rates and lower investment balances during the period.

         PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for income taxes for the current quarter was $(5.5) million (an effective tax rate of 30.0% percent), compared with $0.7 million (an effective tax rate of 27.0% percent) for 2000. The Company's effective tax rate includes the effects of state and foreign income taxes and certain foreign losses for which no tax benefits have been provided.

         NET INCOME (LOSS). Due to the factors described above, net income
(loss) for the quarter ended September 30, 2001 was $(12.8) million compared with $1.8 million for the quarter ended September 30, 2000.

         OUTLOOK FOR THE FOURTH QUARTER. The Company anticipates that revenues for fourth quarter of 2001 will range between $16.7 million and $19.0 million and operating costs and expenses (exclusive of costs of revenues) will be at or below $17.5 million. The Company expects that its net loss for the fourth quarter will range between $1.6 million ($0.03 per share) and $0.2 million ($0.00 per share).

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         REVENUES. Revenues for the first nine months decreased 14.5 percent to $51.2 million, from $59.9 million in revenues for the first nine months of 2000. This decline in revenues was primarily due to the global decline in IT spending in 2001. License revenues decreased 25.7 percent to $29.8 million, from $40.1 million for the first nine months of 2000. Service revenues increased slightly to $21.4 million, from $19.9 million for the first nine months of 2000.

         GROSS PROFIT. Gross profit for the first nine months decreased 18.5 percent to $45.4 million, from $55.7 million for the first nine months of 2000. This decline related to the decrease in license revenues. Gross margin for the first nine months was 88.7 percent, down from 92.9 percent in 2000. The decline in gross margin reflects a change in business mix as license revenue (which has a higher gross margin than services revenues) accounted for a lower percentage of total revenues during the nine months ended September 30, 2001. License revenues accounted for 58.2 percent of revenues in the first nine months of 2001 compared with 66.9 percent for the first nine months of 2000.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 2001 totaled $77.6 million, compared with $63.6 million for the nine months ended September 30, 2000. The increase in operating costs and expenses primarily related to (i) the increased sales and marketing infrastructure investments (ii) restructuring charges of $6.6 million for the estimated costs of the Company's corporate reorganization and restructuring initiatives and (iii) an asset impairment charge of $2.0 million consisting of $1.5 million for software and computer equipment primarily related to development offices that were downsized as a result of the restructuring and a $0.5 million impairment of certain intangible assets. The $6.6 million in restructuring costs consisted of (i) $0.6 million incurred in connection with the Company's March 2001 restructuring initiatives, which primarily related to completed involuntary employee separation costs and (ii) $6.0 million incurred in connection with the Company's July 2001 restructuring initiatives previously discussed.

         During the nine months ended September 30, 2000, the Company merged with Entevo Corporation in a stock-for-stock transaction accounted for as a pooling of interests. Transaction costs of $3.8 million and restructuring costs of $1.8 million were incurred in the nine months ended September 30, 2000 as a result of the merger. The transaction costs consisted of investment banking fees of $2.5 million and professional fees and other miscellaneous expenses of $1.3 million. At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Entevo's and the Company's operations. These restructuring costs consisted of employee severance and relocation costs of $1.5 million and other miscellaneous integration and restructuring costs of $0.3 million. As of September 30, 2001, there are no actions remaining under the plan.

         OTHER INCOME (EXPENSE). Other income (expense) totaled $(3.1) million and $3.4 million for the nine months ended September 30, 2001 and 2000, respectively. The decline in other income was the result of (i) a non-recurring (non-cash) impairment of a $5.0 million equity investment made by the Company in a UK-based software distribution and consulting firm and (ii) lower investment income due to lower interest rates and lower investment balances during the period.

         PROVISION (BENEFIT) FOR INCOME TAXES. The benefit for income taxes for the first nine months was $10.5 million (an effective tax rate of 29.7 percent), compared with $0.1 million (an effective tax rate of 2.8 percent) for 2000. The Company's effective tax rate includes the effects of state and foreign income taxes and certain foreign losses for which no tax benefits have been provided as well as the portion of Entevo transaction costs incurred in the first quarter of 2000 which are not deductible for tax purposes.

         NET INCOME (LOSS). Due to the factors described above, net loss for the nine months ended September 30, 2001 was $24.8 million compared with $4.4 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

         The Company had cash and cash equivalents of $31.6 million at September 30, 2001 compared with $49.3 million at December 31, 2000. The decrease in the Company's cash and cash equivalents primarily related to (i) cash used to fund the Company's net operating loss in the first nine months of 2001, (ii) the purchase of 2.4 million shares of the Company's common stock for $7.4 million,
(iii) capital expenditures of $2.3 million and (iv) the deposit of $4.5 million to secure an irrevocable letter of credit required under the Company's amended corporate office lease. The Company's expected principal cash requirements for the fourth quarter 2001 are: (i) to fund its expected operating loss for the quarter, which is expected to range between approximately $2.5 million and $0.5 million (ii) payment of certain restructuring expenses, (iii) purchases of common stock authorized by the Board of Directors of up to $1.7 million and (iv) capital expenditures of approximately $0.5 million. The Company believes that it has sufficient cash on hand to meet these cash requirements, as well as its cash requirements for the foreseeable future.

         Cash flows used in operating activities were $5.3 million and $2.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash used in operating activities in 2001 reflected the higher net operating losses during the period, which included cash used for the Company's corporate reorganization and restructuring initiatives, partially offset by cash generated from changes in net operating assets and liabilities.

         Cash flows used in investing activities were $2.6 million and $8.2 million for the nine months ended September 30, 2001 and 2000, respectively primarily related to capital expenditures related to business expansion. The Company estimates that capital expenditures for the remainder of 2001 will be approximately $0.5 million, which includes expenditures to enhance its customer relationship and human resources information systems. The Company expects to fund these capital expenditures out of its existing working capital.

         Cash flows provided by (used in) financing activities were $(10.2) million and $4.3 million for the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001, the Company repurchased 2.4 million shares of its common stock totaling $7.4 million. Under terms of the program, the Company can expend an additional $7.3 million to repurchase shares, including up to $1.7 million over the remainder of 2001. The Company received proceeds on the sale of common stock in connection with its stock option programs in the amount of $1.8 million and $4.5 million for the nine months ended 2001 and 2000, respectively. Under terms of the Company's lease agreement covering its corporate office that was amended in May 2001, the Company was required to post a $4.5 million irrevocable letter of credit to the lessor. The Company posted this letter of credit in July 2001 and placed on deposit with the issuing financial institution $4.5 million to secure that instrument. The letter of credit requirement will be reduced to $2.25 million on November 1, 2004 and will expire on November 1, 2005. The deposit of $4.5 million to secure the letter of credit is included in other long-term assets in the accompanying consolidated balance sheet at September 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable

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

    Exhibit 10.1 Indemnification Agreement, July 18, 2001, between the Company and Gary S. Margolis

    Exhibit 10.2 Separation Agreement, dated August 1, 2001 to be effective July 2, 2001, between the Company and Richard P. Gardner

    Exhibit 10.3 Separation Agreement, dated August 3, 2001 to be effective July 16, 2001, between the Company and Kevin M. Weiss

(b) Reports on Form 8-K.

    In a Report on Form 8-K dated September 20, 2001, the Company reported that its Board of Directors had approved a Shareholder Rights Plan (the "Plan").

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BINDVIEW DEVELOPMENT CORPORATION


November 14, 2001        By:              /s/ KEVIN P. COHN
                            ----------------------------------------------------
                                             Kevin P. Cohn
                         Vice President, Controller and Chief Accounting Officer
                                     (Principal accounting officer)

                               INDEX TO EXHIBITS

          EXHIBIT
           NUMBER                           DESCRIPTION
          -------                           -----------
           10.1    Indemnification Agreement, July 18, 2001, between the Company and Gary S. Margolis

           10.2    Separation Agreement, dated August 1, 2001 to be effective
                   July 2, 2001, between the Company and Richard P. Gardner

           10.3    Separation Agreement, dated August 3, 2001 to be effective
                   July 16, 2001, between the Company and Kevin M. Weiss