Form 10-K405
period 2001-12-31
BINDVIEW DEVELOPMENT CORP
filed 2002-03-29
CIK 1061646

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant on March 15, 2002 (assuming all officers and directors are affiliates and based on the last sale price on the NASDAQ Stock Exchange as of such date) was approximately $90 million.

     The number of shares of the registrant's common stock, no par value per share, outstanding as of March 15, 2002 was 51,716,656.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K ("Report"), are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in statements set forth under "Cautionary Statements" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements. References to the "Company," "BindView," "we," "us," and "our" refer to BindView Development Corporation and its subsidiaries.

GENERAL DEVELOPMENT OF BUSINESS

     BindView Development Corporation ("BindView" or the "Company") delivers proactive network security-management software and services to help secure, automate and lower the costs of managing information technology infrastructures. Our software helps safeguard our customers' computer networks from the inside out, working to protect those networks from both internal and external threats, while also helping to lower our customers' overall cost of ownership through automation of numerous administrative tasks and security reporting requirements. Since our founding in 1990, more than 20 million licenses of our software have been shipped worldwide to approximately 5,000 companies, including more than 80 of the Fortune 100 and 24 of the largest 25 U.S. banks.

     BindView was founded in May 1990 as a Texas corporation. Prior to 1995 we were known as The LAN Support Group, Inc. We completed our initial public offering in July 1998 with a follow-on offering in December 1998. On December 18, 1998, we acquired CuraSoft, Inc. ("CuraSoft"), a provider of automated event management software. On March 1, 1999, we acquired Netect, Ltd. ("Netect"), a provider of corporate security software for Internet/Intranet networks. On February 9, 2000, we acquired Entevo Corporation ("Entevo"), a provider of directory management and migration software for Windows NT and Windows 2000 environments.

     In 2001, BindView completed a major corporate restructuring, which included a number of senior management changes. This effort resulted in a 21 percent reduction in our workforce, the closing of certain development offices and transfer of those activities into two development locations, and the closing or downsizing of certain foreign sales offices. These initiatives were implemented to improve operating efficiency and to accelerate the Company's return to profitability. As part of that restructuring, in July and August 2001, our chief executive officer (who was also a board member) and our chief marketing officer resigned; our founder resumed the role of chief executive officer; our then-senior vice president for worldwide sales and services was appointed as chief operating officer; and a long-time R&D executive was appointed as chief technology officer. Unrelated to those changes, in January 2001, our former chief financial officer (who was also a board member) resigned for family medical reasons and was replaced in May 2001 by our present chief financial officer; in April 2001, our senior vice president for research and development resigned to take a new position; in May 2001, we appointed a new chief accounting officer; and in July 2001, one of our outside board members resigned in connection with taking a new position as chief executive officer of another company.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Our global business is principally in a single industry segment, as described above under the heading "General Development of Business." For a discussion of our financial information in this segment, see Note 15 of our Consolidated Financial Statements included elsewhere in this Report.

NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS AND TECHNOLOGY

     BindView currently has one primary product family, our BindView RMS(R) (Risk Management System) software, with two primary product lines, branded as bv-Control(R) and bv-Admin(R). Many traditional security management solutions (such as firewalls, anti-virus scanners, and intrusion detection systems) typically take action only when an intrusion across the security perimeter is detected. In contrast, BindView's proactive solutions work to find and fix security holes, to help customers eliminate security vulnerabilities before they are exploited.

     Our software can help protect our customers' networks from internal as well as external threats. This can be important to customers because internal security threats can sometimes pose at least as great a business risk and potential for financial loss as external threats.

  Our bv-Control(R) Software

     Our bv-Control product line provides vulnerability assessment, configuration management, general reporting, and disaster recovery documentation capabilities. Our core bv-Control software products use a centralized management console, called the BindView RMS Console and Information Server software, or simply the "RMS Console" software. The RMS Console software uses an object-oriented architecture that enables a variety of network operating systems and managed objects to be supported through snap-in modules. The RMS Console software supplies a set of common core services to such modules. This architecture provides a development environment that helps us and our partners more quickly launch new products.

     Our bv-Control software products provide customers with a flexible querying capability. Our query engine gathers large amounts of data about the network and presents query results to the user. The user can quickly create custom queries, or can select a query from the many sample reports that are provided "out-of-the-box" with our software. The bv-Control software thus helps to detect vulnerabilities within the network and to alert administrators of critical issues, so that administrators can begin taking corrective action before users experience system downtime or performance problems.

     Our various bv-Control software products help to manage daily configuration and operational issues, including password policies, effective-rights analysis, and user accounts. Our products deliver robust reporting and analysis capabilities, and thereby help to reduce downtime from improperly configured servers and access rights and from security holes. Our bv-Control products help improve service levels by identifying and proactively correcting problems quickly and easily; they also help reduce the likelihood of unknown security breaches.

     We offer bv-Control software for a variety of operating systems and applications, including:

     - bv-Control for Windows(R) 2000

     - bv-Control for NetWare(R)

     - bv-Control for NDS(R) eDirectory

     - bv-Control for UNIX(R)

     - bv-Control for Microsoft(R) Exchange

     - bv-Control for Active Directory(R)

     - bv-Control for Internet Security

     - bv-Control for SAP(R) Systems

     - bv-Control for SQL Server

  Our bv-Admin(R) Software

     Our bv-Admin software provides a directory and systems administration solution for security and migration, including roles-based access control for network administrators and help-desk staffs; provisioning of users and machine accounts; and automation of many day-to-day tasks. The bv-Admin software thus helps free up network administrators to focus on the planning and implementation issues that surround technologies such as Windows 2000, Active Directory and Exchange 2000. In addition, our bv-Admin software products help organizations to proactively manage the transition from Windows NT, Exchange 5.5, and Novell environments to Windows 2000, Active Directory, and Exchange 2000 environments.

     The bv-Admin software utilizes a standards-based, non-intrusive architecture (ADSI, LDAP, XML, COM, HTTP). It supports large, distributed environments through its scalable infrastructure. The bv-Admin software provides role-based administration, reducing the cost and complexity of directory management, while improving service levels at the same time. It consolidates multiple directories and domains into a single management console, and provides a powerful Find-and-Fix query facility to help locate and correct directory information. Our bv-Admin software offers secure remote administration via a Web browser, and automates a variety of complex and repetitive tasks with a powerful, non-proprietary scripting facility.

     We offer bv-Admin software for a variety of operating systems and applications, including:

     - bv-Admin for Windows(R) 2000

     - bv-Admin for Windows(R) 2000 Migration

     - bv-Admin for Novell NDS(R)

     - bv-Admin for Novell(R) Migration

     - bv-Admin for Microsoft(R) Exchange

COMPETITION

     Currently, our products compete with products from a variety of organizations, including but not necessarily limited to the following:

     - providers of security analysis and audit products, such as Symantec Inc., Intrusion.Com, ISS Group, Inc., PentaSafe, Inc., and Network Associates Inc.;

     - providers of stand-alone inventory and asset management products, such as Tally Systems Corp.;

     - providers of LAN desktop management suites, such as Intel Corporation, Hewlett-Packard Company and Microsoft Corporation;

     - providers of Windows NT management and migration tools, such as Aelita Corporation, ConfigureSoft, Inc., Ecora Corporation, NetIQ Corporation and Quest Software;

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

     In addition, companies such as Novell and Microsoft also offer native tools with their products that provide a basic set of management tools. While these tools provide help in certain administrative tasks for their own platform, we believe that they do not help large-company administrators cope, to the same extent that our products do, with the day-to-day management tasks with which they are challenged. Our software solutions provide an easy-to-use interface, and can be scaled to the largest of the heterogeneous environments. We believe we are in a unique position to help address the growing demand for cross-platform security and administration solutions in these installations.

SALES AND MARKETING

     We sell our products through direct sales and telesales forces, and, to a lesser extent, through value-added resellers ("VARs"), distributors, and original equipment manufacturers ("OEMs"). In addition, we have strategic marketing relationships with certain professional service organizations and software vendors that provide us with increased visibility, as well as sales leads. Sales cycles typically range from as short as three months for departmental sales, to up to 12 months or more for enterprise-wide contracts.

  Sales Force

     Direct Sales Force. Our direct sales force focuses on enterprise and large-market customers, generally Fortune 500 companies. Direct sales representatives are located in various places throughout the world and are in communication with our largest opportunities. Direct sales representatives utilize our staff of software engineers to help customers with the technical aspects of our software. We currently have a domestic field sales location in Houston, Texas. In addition, our wholly-owned international subsidiaries have sales offices in Frankfurt, Germany; Paris, France; Mexico City, Mexico; Amsterdam, The Netherlands; and Berkshire, England.

     Our Telesales Force. Our telesales organization concentrates on emerging and middle-market customers by utilizing our staff of software engineers, as well as the telephone and Internet communications for product demonstrations and product sales. When necessary, members of our telesales force also travel to customer locations.

  VARs and Distributors

     We have established indirect distribution channels through relationships with value-added resellers ("VARs") and distributors in the United States, Europe, Latin America, and the Pacific Rim, with the highest concentration of such relationships being located in European markets.

     Our international VARs and distributors typically perform selected marketing, sales, and technical support functions in their country or region. Each one might distribute directly to the customer, via other resellers, or through a mixture of both channels.

  Systems Integrators and Service Providers

     We also market our products through certain service organizations that help customers install, manage, and secure large Windows NT and NetWare networks. Such organizations include certain large systems integrators, outsourcing companies, and certain security auditing groups within accounting firms. Some of these companies sell our products directly to their end-users, while others license the products from us and include these products in their standard toolkits used at their clients' sites.

  Channel Alliances and Programs

     To support our sales organization and channel partners, in 2001 we devoted significant resources to building a series of channel alliances and marketing programs. In recent years we have developed relationships with certain companies including Microsoft Corporation; Novell, Inc.; Compaq Computer Corporation; Hewlett-Packard Company; and IBM Corporation. We are a Microsoft Solution Provider and hold Windows 2000 Certified and Microsoft Gold Partner status for several of our products. We also collaborate with certain accounting firms to increase awareness of network security issues.

     In addition, our marketing efforts have resulted in our participation in a number of programs such as seminars, industry trade shows, vendor executive briefings, analyst and press tours, advertising and public relations efforts.

     In October 2001, Novell expressed its objection to our engaging in certain marketing activities that involved promotion of our bv-Admin software product for migrating customer networks from Novell's to Microsoft's network operating system software. Subsequently, Novell did not invite us to participate in its annual Brainshare conference in March 2002. Our sales of products for Novell-based platforms represent approximately 20 percent of our revenues. Our management has been working to improve our relationship with Novell, and we are hopeful that these efforts will prove successful. We are not able to estimate the extent to which a decrease in cooperation with Novell might lead to a materially adverse effect on our business.

CUSTOMER SUPPORT AND PROFESSIONAL SERVICES

     We believe that high-quality customer support and professional services are requirements for continued growth and increased sales of our products. We have made a significant investment in increasing the size of our support and services organization in the past and plan to continue to do so in the future. Customer support personnel provide technical support by telephone, e-mail and fax, and maintain our Web site and bulletin boards to complement these services. Product upgrades and enhancements are provided at no extra charge to our maintenance customers as part of their maintenance subscriptions.

     Our professional services group provides fee-based product training, consulting, and implementation services to help customers maximize the benefits of our products. In addition, we periodically offer training to our channel partners and employees.

COMPANY-SPONSORED RESEARCH & DEVELOPMENT ACTIVITIES

     We have been and continue to be an innovator and leader in the development of IT administration and security management solutions. We believe that a technically skilled, quality oriented, and highly productive software development organization is a key to the continued success of new product offerings. Our software development staff is also responsible for enhancing our existing products and expanding our product line. We expect that we will continue to invest substantial resources in product development expenditures. Tables showing financial data, including our expenditures on research and development activities are set forth in Item 6, "Selected Financial Data," and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Operating Costs and Expenses."

EMPLOYEES

     As of December 31, 2001, we employed approximately 570 full-time employees worldwide. We are not subject to any collective bargaining agreement.

PATENTS, TRADEMARKS, AND COPYRIGHTS

     See the discussion of Proprietary Rights in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Proprietary Rights," contained elsewhere in this Report.

SEASONALITY

     See the discussion of Seasonality in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonal Fluctuations," contained elsewhere in this Report.

FUTURE INTENTIONS

     We believe that corporate spending for information technology (IT) security is likely to increase in the near to medium term. We intend to continue focusing on proactive security management software and services to help customers secure, automate, and lower costs of managing their IT infrastructures.

     We anticipate that our future product directions will include expanding the number of platforms that are supported by our bv-Control and bv-Admin products; selectively expanding the features and functionality of those products; and possibly developing or acquiring other products relating to security management. We will focus especially on developing and/or acquiring products that we believe we can sell to our existing markets, and/or that we believe will leverage our existing technologies and core competencies.

ITEM 2. PROPERTIES

     All offices that we occupy are leased. Our corporate headquarters, which house our principal administrative, sales and marketing, support, and research and development operations, are located in Houston, Texas. Our international subsidiaries currently have office space for sales personnel in Frankfurt, Germany; Paris, France; Amsterdam, The Netherlands; Berkshire, England; and Mexico City, Mexico. We also have additional research and development offices in Pune, India (through an Indian subsidiary) and Boston, Massachusetts. We believe that if we should need additional space in the future, suitable additional or alternative space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are a plaintiff or defendant in various lawsuits and claims arising in the normal course of business. There are no pending (or, to our knowledge, threatened) lawsuits or claims whose outcomes, individually or in the aggregate, are likely to have a material adverse effect on our operations or results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock is traded on The Nasdaq National Market under the symbol "BVEW".

     As of March 15, 2002, the last sales price per share of the Company's common stock, as reported by The Nasdaq National Market, was $2.13.

     The following table presents the quarterly range of high and low closing prices for our common stock from January 1, 2000 through December 31, 2001, as reported by The Nasdaq National Market. This information, and all share and per share data contained in this Annual report, gives effect to a two for one stock split on February 9, 2000.

                                                               HIGH     LOW
                                                              ------   ------
2000
  First Quarter.............................................  $45.75   $20.78
  Second Quarter............................................   31.06     6.31
  Third Quarter.............................................   15.69     6.69
  Fourth Quarter............................................   10.25     4.50
2001
  First Quarter.............................................   11.88     2.13
  Second Quarter............................................    3.25     2.00
  Third Quarter.............................................    2.19     0.85
  Fourth Quarter............................................    2.03     0.76

HOLDERS

     On March 15, 2002, there were 51,716,656 outstanding shares of our common stock held by approximately 364 holders of record. This does not include individual participants who own our common stock, but whose shares are held by a clearing agency, such as a broker or bank.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical consolidated financial data was derived from the Company's Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. In 1999 and 2000, BindView completed mergers with Netect, Ltd. ("Netect") and Entevo Corporation ("Entevo") that were accounted for as pooling of interests, and accordingly, the selected financial data of BindView has been restated to include the accounts of Netect and Entevo for all periods prior to the mergers.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2001       2000       1999      1998       1997
                                           --------   --------   --------   -------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses...............................  $ 42,532   $ 58,931   $ 53,200   $31,400   $ 17,821
  Services...............................    28,356     27,125     18,539     8,427      3,451
                                           --------   --------   --------   -------   --------
                                             70,888     86,056     71,739    39,827     21,272
Cost of revenues:
  Licenses...............................     1,059      2,123      1,497       974        644
  Services...............................     6,407      4,049      2,357     1,233        729
                                           --------   --------   --------   -------   --------
                                              7,466      6,172      3,854     2,207      1,373
Gross profit.............................    63,422     79,884     67,885    37,620     19,899
Operating costs and expenses:
  Sales and marketing....................    49,079     44,746     34,974    22,229     10,619
  Research and development...............    22,668     26,500     19,298    11,706      4,975
  General and administrative.............    14,600      9,780      7,294     5,253      3,994
  Transaction and restructuring..........     6,594      6,357      2,524        --         --
  Asset impairment.......................     1,979      1,571         --        --         --
  Purchased in-process research and
     development.........................        --         --         --     2,488         --
  Acquisition related earnout............        --         --      1,200        --         --
  Stock compensation expense(1)..........        --         --         --        --     15,262
                                           --------   --------   --------   -------   --------
Operating income (loss)..................   (31,498)    (9,070)     2,595    (4,056)   (14,951)
Other income (expense), net..............    (2,859)     4,443      3,263     1,236         95
                                           --------   --------   --------   -------   --------
Income (loss) before income taxes........   (34,357)    (4,627)     5,858    (2,820)   (14,856)
Provision (benefit) for income taxes.....   (10,211)      (783)     6,299     2,945     (3,150)
                                           --------   --------   --------   -------   --------
Net loss.................................  $(24,146)  $ (3,844)  $   (441)  $(5,765)  $(11,706)
                                           ========   ========   ========   =======   ========
Pro forma benefit for income taxes.......                                                 (765)
                                                                                      --------
Pro forma net loss(2)....................                                             $(10,941)
                                                                                      ========
Loss per common share(2):
  Basic..................................  $  (0.47)  $  (0.07)  $  (0.01)  $ (0.19)  $  (0.60)
  Diluted................................  $  (0.47)  $  (0.07)  $  (0.01)  $ (0.19)  $  (0.60)
Shares used in computing loss per common
  share:
  Basic..................................    51,438     51,810     48,095    30,096     18,138
  Diluted................................    51,438     51,810     48,095    30,096     18,138

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                             2001       2000       1999      1998       1997
                                           --------   --------   --------   -------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..........................  $ 33,450   $ 64,483   $ 73,785   $62,931   $ 13,252
Total assets.............................    88,121    113,034    113,242    81,445     20,602
Long-term debt...........................        --         --        144     7,729      3,352
Shareholders' equity.....................    63,809     92,261     93,056    63,106     12,059

---------------

(1) Stock compensation expense of $15,262 in 1997 was recognized in connection with the Company's terminated Phantom Stock Plan.

(2) Pro forma net loss and loss per common share reflects a pro forma benefit for income taxes that would have resulted had the company been a C Corporation rather than an S Corporation at January 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See "Business -- Special Note Regarding Forward-Looking Statements' contained elsewhere herein.

OVERVIEW

     BindView Development Corporation ("BindView" or "the Company") delivers proactive network security-management software and services to help secure, automate and lower the costs of managing information technology infrastructures. Our software helps safeguard our customers' computer networks from the inside out, working to protect those networks from both internal and external threats, while also helping to lower our customers' overall cost of ownership through automation of numerous administrative tasks and security reporting requirements. Since our founding in 1990, more than 20 million licenses of our software have been shipped worldwide to approximately 5,000 companies, including more than 80 of the Fortune 100 and 24 of the largest 25 U.S. banks.

     BindView was founded in May 1990 as a Texas corporation. Prior to 1995 we were known as The LAN Support Group, Inc. We completed our initial public offering in July 1998 with a follow-on offering in December 1998. On December 18, 1998, we acquired CuraSoft, Inc.("CuraSoft"), a provider of automated event management software. On March 1, 1999, we acquired Netect, Ltd. ("Netect"), a provider of corporate security software for Internet/Intranet networks. On February 9, 2000, we acquired Entevo Corporation ("Entevo"), a provider of directory management and migration software for Windows NT and Windows 2000 environments. The mergers with Netect and Entevo were accounted for as pooling of interests and the Company's Consolidated Financial Statements have been prepared with retroactive restatement of all periods combining the historical results of the Company with Entevo and Netect for all periods presented.

     We generate the large majority of our revenue from licenses of our software. We also generate revenue from sales of maintenance service agreements and, to a lesser extent, consulting and training services. Our service revenue has increased in recent periods as the size of our installed base has grown. Our customers typically purchase one year of maintenance with their initial license of our products.

     We sell our products principally through both our direct sales force, which includes our direct sales and telesales personnel, as well as through indirect channels, such as distributors, VARs and OEMs.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and Notes thereto. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of its Consolidated Financial Statements and Notes thereto.

  Revenue Recognition

     We follow Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to certain transactions" ("SOP 98-9"), in accounting for revenue recognition. We primarily license our software products under perpetual licenses. Revenues are recognized under these arrangements once the following criteria are met: (i) a written purchase order, license agreement or contract has been executed; (ii) software, or software license authorization code in situations where the customer previously received evaluation software, has been delivered to the customer; (iii) license agreements with no significant vendor obligations or customer acceptance rights outstanding have been issued to the customer; (iv) the license fee is fixed and determinable and collection of the fee is probable; and (v) vendor-specific objective evidence exists to allocate the total fee. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. Values established by authorized management relate primarily to maintenance renewal rates or the price at which an element will be sold when separately introduced into the market. In situations where vendor-specific objective evidence does not exist, and all other revenue recognition criteria have been met, revenue is recognized ratably over the life of the agreement. If installation is essential to the functionality of the software, revenue is deferred until completion of the installation.

     Revenues from maintenance contracts and other related services are reported as service revenue. Customers generally elect to purchase a one-year maintenance agreement in conjunction with their initial licensing of the Company's software products and may elect to purchase up to three years of maintenance. Maintenance revenues are recognized ratably over the contract term. Deferred revenue is comprised primarily of maintenance revenue and revenue from other services. The portion of maintenance contract revenues that have not yet been recognized as revenues are reported as deferred revenue in the accompanying Consolidated Balance Sheets. Deferred maintenance revenue which has not been collected is not recognized.

     Sales made through distributors, VARs, and OEMs are recognized upon execution of a written purchase order, license agreement or contract with either the reseller or end user and after all revenue recognition criteria previously noted have been met. We perform ongoing credit evaluations and assessments of the financial viability of our customers, including distributors, VARs and OEMs, in determining whether or not revenue recognition is appropriate.

  Stock Options

     We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for our employee stock options, which generally provides that no compensation expense is recognized when options are granted with an exercise price equal to fair market value on the date of the grant. The pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which established a fair-value based method of accounting for stock-based compensation plans, are set forth in Note 10 in the Company's Consolidated Financial Statements included elsewhere herein.

  Income Taxes

     We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances may also be provided based upon subjective evaluations of facts, circumstances and expectations, which may change over the course of time and may result in significant changes in our tax provision. Each reporting period, we will evaluate the ultimate recovery of our deferred tax assets and if we believe it is more likely than not that the asset will not be utilized to the extent of the carrying amount on the balance sheet, we will provide an additional valuation allowance on the portion that we estimate is not expected to be recoverable.

  Accounts Receivable and Provision for Doubtful Accounts

     We provide an allowance for doubtful accounts when collection is considered doubtful. We perform ongoing credit evaluations of our customers, review our collection efforts and analyze our payment experience with specific customers in order to determine whether or not collection is doubtful. There may be a significant fluctuation in our provision for doubtful accounts to the extent that our subjective evaluation of the facts, circumstances and expectations change.

RESULTS OF OPERATIONS

 Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

     Revenues. Revenues for 2001 decreased 17.7 percent to $70.9 million, from $86.1 million in revenues for 2000, reflecting a 27.8 percent drop in license sales in 2001. License revenues in 2001 were $42.5 million (60.0 percent of total revenues), down from $58.9 million (68.5 percent of total revenues) for 2000. This decline was primarily due to the global decline in IT spending in 2001, which adversely affected sales to large enterprise and European customers. Service revenues in 2001 were $28.4 million (40.0 percent of total revenues), up from $27.1 million (31.5 percent of total revenues for 2000), reflecting an increase in our installed customer base and a higher focus on consulting services.

     Sales of our security focused bv-Control product line accounted for approximately 90 percent of our license revenue in both 2001 and 2000. In 2001, sales of this product line on Microsoft platforms accounted for over 50 percent of total revenues, up from 49 percent in 2000. We expect revenues from our software products on Microsoft-based platforms will continue to grow as a percentage of total revenues. Because of the highly competitive marketplace for migration and administrative software, we expect that sales of our bv-Admin product line will account for a lower percentage of total revenues in the future.

     No customer accounted for more than 10 percent of our revenues in 2001 and 2000. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 13 percent of total revenues in 2001 and 11 percent in 2000.

     Gross Profit. Gross profit for 2001 was $63.4 million, compared with $79.9 million for 2000. Virtually all of the decline was due to the decrease in license revenues in 2001. Gross margin for 2001 was 89.5 percent, down from 92.8 percent in 2000, reflecting a shift in business mix toward services revenues, which have a lower gross margin than license revenues. Additionally, the cost of services has increased as a result of increases in the cost of technical support staff servicing our growing customer base and increases in the cost of professional services and training staff.

     While we expect no material change in gross margin from license revenues in the future and expansion in our services margin as a result of improved operating leverage, our overall gross margin will be affected by a shift in our business mix. If service revenues continue to increase as a percentage of total revenues, we would expect a decline in our overall gross margin and may be adversely impacted.

     Operating Costs and Expenses. Operating costs and expenses for 2001 totaled $94.9 million, up from $89.0 million for 2000. These costs include merger, restructuring and asset impairment charges of $8.6 million in 2001 and $7.9 million in 2000. The charges for 2001 related to our corporate reorganization and restructuring to lower operating costs, improve operating leverage and accelerate the company's return to profitability. The charges for 2000 were primarily merger and transaction costs related to the merger with Entevo Corporation and to a lesser extent costs associated with the closing of one of our product development offices. Excluding these charges, our operating costs and expenses were up $5.2 million in 2001 primarily as a result of higher sales and marketing expenses related to infrastructure investments that were made in the second half of 2000 and carried through the first half of 2001, as well as higher administrative expenses mainly related to an increase in our bad debt reserve.

     Sales and marketing expenses for 2001 increased 9.6 percent to $49.1 million, from $44.8 million for 2000 primarily related to: (i) building and maintaining an enterprise sales force focused exclusively on increasing sales to large enterprise customers and (ii) expanding our European sales offices. These and other investments in sales and marketing added over $3.0 million in quarterly sales expense in the fourth quarter of 2000 and the first two quarters of 2001. Because of the difficult operating environment, these investments did not generate sufficient revenues to justify their cost and were significantly reduced as part of our restructuring that took place in mid-2001. As a result of this restructuring, we reduced our quarterly sales and marketing expenses to pre-build up levels.

     Research and development expenses for 2001 were $22.7 million, down from $26.5 million in 2000. This decrease primarily related to the closing or downsizing of our development offices in Boston, Massachusetts and Arlington, Virginia and consolidating most of their development activities into existing development centers in Houston, Texas and Pune, India. We expect future research and development expenses to decrease as a percentage of revenues as a result of these restructuring initiatives as well as our anticipated growth in future revenues.

     General and administrative expenses for 2001 were $14.6 million, up from $9.8 million for 2000. This increase primarily related to: (i) $2.8 million in bad debt expense incurred during the second quarter of 2001 in connection with a review of our collections efforts and experience with specific customers as well as our overall customer base in light of the weaker economy and our decision to reposition the Company in its market and to reposition various sales force deployments and (ii) an increased investment in administrative staff made during the first half of 2001. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of restructuring initiatives commenced in late 2001 to improve operating efficiencies as well as our anticipated growth in future revenues.

     In 2001, we completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability. The cost of this plan totaled approximately $6.6 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of our Boston and Arlington development centers and certain of our European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. The accrued restructuring expenses and amounts charged against the provision as of December 31, 2001 were as follows (in thousands):

                                                                                    REMAINING
                                                        CASH                       ACCRUAL AT
                            CHARGES   ADJUSTMENTS   EXPENDITURES   WRITE-OFFS   DECEMBER 31, 2001
                            -------   -----------   ------------   ----------   -----------------
Employee severance........  $2,791       $764         $(3,298)      $    --          $  257
Lease commitments.........   2,182       (934)           (573)           --             675
Office closure costs......     111        (52)            (59)           --              --
Asset impairments.........   1,169         --              --        (1,169)             --
Other restructuring
  costs...................     341        222            (385)           --             178
                            ------       ----         -------       -------          ------
                            $6,594       $ --         $(4,315)      $(1,169)         $1,110
                            ======       ====         =======       =======          ======

     Separate from the restructuring charge, we also recognized in 2001 an asset impairment charge of $2.0 million, relating to a $1.5 million write-off of software and computer equipment and a $0.5 million impairment of certain intangible assets. The majority of the software and computer equipment write-off related to an enterprise-wide asset management system acquired by the company in 2000 that will not be installed or utilized in the future. The intangible assets consisted primarily of customer lists and non-compete agreements acquired in 2000 that were deemed to have no future value to the Company.

     During 2000, we merged with Entevo Corporation in a stock-for-stock transaction accounted for as a pooling of interests. Transaction costs of $3.8 million and restructuring costs of $1.8 million were incurred in connection with the merger. The transaction costs consisted of investment banking fees of $2.5 million and professional fees and other miscellaneous expenses of $1.3 million. At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Entevo's and our operations. These restructuring costs consisted of employee severance and relocation costs of $1.5 million and other miscellaneous integration and restructuring costs of $0.3 million. As of December 31, 2000, there were no actions remaining under the plan.

     In connection with the December 2000 corporate product realignment, we determined that certain capitalized software costs, prepaid royalties and equipment were impaired and recognized an asset impairment charge, which was included in operating costs and expenses, totaling $1.6 million. In connection with this corporate product realignment, we approved restructuring plans to eliminate certain positions and to close our operations in Fremont, California. These restructuring costs consisted of employee severance costs of

$0.7 million and other miscellaneous integration and restructuring costs of $0.1 million. As of December 31, 2001, there were no actions remaining under the plan.

     Other Income (Expense). Other income (expense) totaled $(2.9) million in 2001 and $4.4 million in 2000. The decline in other income was the result of:
(i) a write-off of a $5.0 million equity investment in a UK-based software distribution and consulting firm and (ii) lower investment income due to lower interest rates and lower investment balances during the period. The write-off of the $5.0 million equity investment was based on an independent appraisal of the current fair value of the investment and management's assessment of the value that would be derived from a future sale.

     Provision (Benefit) for Income Taxes. The benefit for income taxes for 2001 was $10.2 million (an effective tax rate of 29.7 percent), compared with $0.8 million (an effective tax rate of 16.9 percent) for 2000. Our effective tax rate includes the effects of state and foreign income taxes and certain foreign losses for which no tax benefits have been provided, as well as the portion of Entevo transaction costs incurred in 2000, which are not deductible for tax purposes. This rate reflects management's expectation that the current year net operating loss ("NOL") will be realized by the Company in its future federal income tax returns as a reduction of the future income tax payable prior to the expiration of the carryforward period.

     At December 31, 2001, we had NOL carryforwards available to offset future taxable income of approximately $74 million and research and development credit carryforwards of $3.1 million. Approximately $59 million of the NOL relates to US operations and $15 million pertains to foreign operations. Because of the uncertainty regarding utilization of the foreign NOL carryforwards, we have established a full valuation allowance on these carryforwards and have established a partial valuation allowance on the domestic carryforwards, which together total $12.5 million at December 31, 2001. After giving effect to the valuation allowance, our deferred tax asset at December 31, 2001 was $19.6 million. While we expect the company will generate sufficient book and taxable income in the future to utilize this deferred tax asset, there can be no assurance that this will occur and during each reporting period, we will evaluate the ultimate recovery of this asset. If we believe it is more likely than not that the asset will not be utilized to the extent of the carrying amount on the balance sheet, we will provide an additional valuation allowance on the portion of the asset that we estimate will not be realized.

     Management believes the Company will obtain the full benefit of its net deferred tax assets over the period of years allowable on the basis of its evaluation of our anticipated profitability after our recent restructuring activities. We believe that sufficient book and taxable income will be generated in the future to realize the benefit of its net deferred tax assets. This assessment of profitability takes into account our present and anticipated split of domestic and international earnings and the core level of the Company's historical earnings prior to charges related to merger transactions, certain asset impairments and a terminated phantom stock plan. The assessment also includes consideration of tax planning strategies, which could be implemented, if necessary, to prevent the expiration of the losses before their use. Our expectations of future earnings used to evaluate the probability of ultimate realizability for the deferred tax asset included growth rate assumptions at or below third party industry analysts' forecasted levels of market segment growth and increased operating leverage on our operating expense base. These estimates result in realization of the December 31, 2001 net deferred tax asset over the next five to seven years. Changes in future actual results could impact our estimate of the realizability of this asset.

     Management considered that, as of December 31, 2001, we have a domestic NOL carryforward of approximately $59 million, of which $8 million expires in 2012, $5 million expires in 2013, $7 million in 2014, $7 million expires from 2015 through 2020 and $32 million expires in 2021. We also have a foreign NOL carryforward of $15 million (against which there is a full valuation allowance) and a research and development credit carryforward of $3.1 million expiring between 2018 and 2021. Management believes BindView will earn sufficient U.S. income to utilize the NOL carryforwards within the carryforward period. Regardless of management's expectations, there can be no assurance that we will generate any specific level of continuing earnings or where these earnings will be generated. Our NOL carryforwards may be subject to limitations which could reduce or defer the utilization of these losses should we undergo an ownership change as defined in Section 382 of the Internal Revenue Code.

     United States income taxes have not been provided on the cumulative undistributed earnings of the Company's foreign subsidiaries, which totaled approximately $1.7 million at December 31, 2001, as it is our intention to reinvest such earnings indefinitely.

     Net Loss. Due to the factors described above, net loss for 2001 was $24.1 million compared with $3.8 million for 2000.

     Outlook for 2002. We estimate that revenues for 2002 will range between $75.0 million and $80.0 million and earnings will range between $0.5 million ($0.01 per share) and $2.0 million ($0.04 share). These results will include a $1.3 million settlement in the first quarter of 2002 of a business interruption claim relating to our Houston office flooding. Our ability to achieve or exceed these estimates will depend on the level of IT security spending for 2002, as well as on our ability to execute our business plan; there can be no assurance that we will be able to do so successfully.

  Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

     Revenues. Revenues for 2000 increased 20.0 percent to $86.1 million, from $71.7 million in revenues for 1999. This increase for the year reflected higher sales to large enterprise and European customers as well as an increase in service revenues. License revenues increased 10.7 percent to $58.9 million, from $53.2 million for 1999. Service revenues increased 46.5 percent to $27.1 million, from $18.5 million for 1999.

     Gross Profit. Gross profit for 2000 increased 17.7 percent to $79.9 million, from $67.9 million for 1999. This increase related to the increase in both license and service revenues. Gross margin for 2000 was 92.8 percent, down from 94.6 percent in 1999. The decline in gross margin reflects a change in business mix as license revenue (which has a higher gross margin than services revenue) accounted for a lower percentage of total revenues during the year ended December 31, 2000. License revenues accounted for 68.5 percent of revenues in 2000 compared with 74.2 percent for 1999.

     Operating Costs and Expenses. Operating costs and expenses for 2000 totaled $89.0 million, compared with $65.3 million for 1999. The increase in operating costs and expenses primarily related to: (i) increased sales and marketing infrastructure expenditures under the direction of the Company's prior management team, (ii) increased research and development investments to develop new and enhanced products and to integrate acquired products and (iii) transaction and restructuring charges of $6.4 million for the estimated costs associated with our acquisition of Entevo and corporate reorganization and restructuring initiatives.

     During 2000, we merged with Entevo in a stock-for-stock transaction accounted for as a pooling of interests. Transaction costs of $3.8 million and restructuring costs of $1.8 million were incurred as a result of the merger. The transaction costs consisted of investment banking fees of $2.5 million and professional fees and other miscellaneous expenses of $1.3 million. At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Entevo's and our operations. These restructuring costs consisted of employee severance and relocation costs of $1.5 million and other miscellaneous integration and restructuring costs of $0.3 million. As of December 31, 2000, there were no actions remaining under the plan.

     In connection with the December 2000 corporate product realignment, we determined that certain capitalized software costs, prepaid royalties and equipment were impaired and recognized an asset impairment charge, which was included in operating costs and expenses, totaling $1.6 million. In connection with this corporate product realignment, we approved restructuring plans to eliminate certain positions and to close our operations in Fremont, California. These restructuring costs consisted of employee severance costs of $0.7 million and other miscellaneous integration and restructuring costs of $0.1 million. As of December 31, 2001, there were no actions remaining under the plan.

     At December 31, 1999, we were obligated to make an earnout payment of $1.2 million to the former owners of an acquired business based on certain revenue targets as well as their continued employment with us. We are not obligated to any other future earnout payments related to this acquisition.

     During 1999, we merged with Netect in a stock-for-stock transaction accounted for as a pooling of interests. Transaction costs of $1.5 million and restructuring costs of $1.0 million were incurred as a result of the merger. The transaction costs consisted of investment banking fees of $0.6 million and professional fees and other miscellaneous expenses of $0.9 million. At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Netect's and our operations. These restructuring costs consisted of employee severance costs of $0.8 million and other miscellaneous integration and restructuring costs of $0.2 million. As of December 31, 2000, there were no actions remaining under the plan.

     Other Income. Other income totaled $4.4 million and $3.3 million for the years ended December 31, 2000 and 1999, respectively. The increase in other income was the result of higher investment income due to higher interest rates and higher investment balances during the period.

     Provision (Benefit) for Income Taxes. The benefit for income taxes for 2000 was $0.8 million (an effective tax rate of 16.9 percent), compared with a provision of $6.3 million (an effective tax rate of 107.5 percent) for 1999. The Company's effective tax rate includes the effects of state and foreign income taxes and certain foreign losses for which no tax benefits have been provided as well as the portion of transaction costs incurred which are not deductible for tax purposes.

     Net Loss. Due to the factors described above, net loss for 2000 was $3.8 million compared with $0.4 million for 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

     The Company had cash, cash equivalents and short-term investments of $43.0 million at December 31, 2001 compared with $58.6 million at December 31, 2000. The major reasons for the decrease were: (i) cash used to fund the Company's cash operating loss in 2001 of $3.7 million, (ii) the purchase of 2.4 million shares of the Company's common stock for $7.4 million, (iii) capital expenditures of $3.0 million and (iv) a deposit of $4.5 million, which is included in other assets in the accompanying consolidated balance sheet at December 31, 2001, to secure an irrevocable letter of credit required under the Company's amended corporate office lease.

     Cash flows used in operating activities were $3.7 million in 2001 and $5.5 million in 2000. While the Company incurred a substantial pretax loss in 2001, a significant portion of that loss was non-cash in nature. The decrease in cash used in operating activities in 2001 is due to an increase in cash generated from changes in net operating assets and liabilities resulting from improvements in working capital management as a result of the change in management.

     Cash flows provided by (used in) investing activities were $4.0 million in 2001 and $(15.3) million in 2000. The increase in cash generated from investing activities related to the substantial reduction in capital expenditures in 2001 compared with 2000, as well as an increase in proceeds generated from the maturity of investments that were not reinvested.

     Cash flows used in financing activities were $9.9 million and $1.7 million for the years ended December 31, 2001 and 2000, respectively. The major uses of cash in financing activities in 2001 were: (i) the repurchase of 2.4 million shares of its common stock for $7.4 million, and (ii) cash deposited with a financial institution to collateralize a $4.5 million letter of credit required under terms of the lease agreement covering the Company's corporate office space. The letter of credit requirement will be reduced to $2.25 million on November 1, 2004 and will expire on November 1, 2005. The deposit of $4.5 million to secure the letter of credit is included in other assets in the accompanying consolidated balance sheet at December 31, 2001. These uses were partially offset by cash provided by the exercise of employee stock options, which totaled $2.1 million in 2001 and $3.8 million in 2000.

     The Company's expected principal cash requirements for 2002 are: (i) capital expenditures between $2.8 and $3.3 million, primarily for computer and software equipment, (ii) to fund its working capital requirements, and (iii) payment of accrued restructuring expenses of approximately $1 million. The Company believes that it has sufficient cash on hand to meet these cash requirements, as well as its cash requirements for the foreseeable future.

PROPRIETARY RIGHTS

     See the discussion below under the headings "Cautionary Statements -- Other Companies Might Try to Misappropriate Our Technology" and "Cautionary
Statements -- We Might Be Accused of Misappropriating a Third Party's
Technology."

CAUTIONARY STATEMENTS

     In addition to the other information in this Report, the following factors in particular (which are not listed in any particular order of importance) should be carefully considered when you evaluate BindView and its business. There may be other risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which could also impair our business operations. If any of the following risks actually occur, it is possible that our business, financial condition and operating results could be materially adversely affected.

     Demand for our products may be weak in the current economy. In 2001 the U.S. economy was widely viewed as having entered a recession, which was exacerbated by the terrorist attacks of September 11. In such a general economic downturn, our customers are apt to curtail IT expenses. This can result in lower sales, lower sales revenues and a lengthening of sales cycles during these periods. There have been reports that the recession has bottomed out and that an economic recovery is in progress. Those reports may prove to be erroneous, however; or the economy may go into a so-called double-dip recession. Even if the recession is ending, our customers' IT spending still may not increase immediately.

     Our product sales usually require long lead times. The sales cycles for our products are typically long. This is so for a variety of reasons, including but not necessarily limited to the following. Our customers must complete their own internal evaluation- and budget-approval procedures. Because our software is used in network management, customers often require that several people evaluate the software. Sometimes such people are in different functional and geographic areas and may have different and perhaps conflicting requirements; this can increase the time needed for customer evaluation. In addition, we have recently expanded our product offerings and have been working to sell more enterprise-wide licenses involving multiple BindView products; this likewise can tend to increase the time required for customer review. Some customers intentionally delay purchases for reasons such as budgetary constraints, concerns about the general economy, or a desire to wait until new products are announced, either by us, by our competitors, or by underlying infrastructure vendors such as Microsoft or Novell. Moreover, in recent quarters we have experienced longer budget- and purchasing review cycles from some of our customers as a result of the U.S. economic slowdown.

     Our quarterly sales are significantly back-end loaded, which can lead to uncertainty about meeting expectations and to lower sales prices. We generally record a significant portion of our revenues near the end of each fiscal quarter, due in part to customer buying patterns. Many companies negotiate large purchase agreements near the end of the quarter. We believe that these companies expect that by doing so, they can negotiate lower prices and better terms at a time when publicly-traded vendors are conscious of the need to "make their numbers" for the quarter. In any given quarter, such customer behavior can make it difficult for us to forecast whether we will be able to meet the expectations of investors and analysts. We may make some end-of-quarter sales at lower prices than originally offered, which could have an adverse impact on our business.

     Our sales are somewhat seasonal. Our customers sometimes make significant license- and maintenance purchases at the end of the year, possibly because they have budget dollars left and wish to spend those dollars rather than lose them. In addition, some of our sales compensation policies are based on achievement of certain annual revenue goals. As a result, our fourth quarter has historically tended to be the strongest in sales, which in turn has meant that the following first quarter is often weaker in sales. (Our first-quarter sales in any given fiscal year do not necessarily indicate that we will achieve higher sales in any subsequent quarter.)

     Our products may not be able to prevail in comparative evaluations against our competitors' products. Our customers often conduct "beauty contests" in which they evaluate not only our products but those of our competitors. We believe that our products usually fare very well in such head-to-head contests, but the possibility always exists that we may lose any given such contest for one or more reasons, some of which may be beyond our control. For example, if our product does not have a certain functionality that is particularly important to a customer, and if a competitor's product does have such functionality, then we may not be able to win that customer's business.

     Recent refinements to our sales compensation structure have yet to be proved successful. We recently made changes to our sales compensation structure, based on the recommendation of a consulting firm that studied our sales operations. We expect that these changes will result in more closely aligning the personal financial interests of our sales force with the financial interests of the Company, but if not, our business could be adversely affected.

     Ongoing refinements to our sales organization may result in transitional inefficiencies. We are currently refining our sales organization to increase our ability to support enterprise-wide sales. Some of these refinements may require additional training for some of our sales personnel whose job duties are changed, which can result in temporary inefficiencies as these personnel learn their new duties.

     We do not maintain a significant backlog. We normally do not operate with a backlog because we ship our products shortly after orders are received. Consequently, if new orders dry up, we will not be able to cushion the resulting lack of sales with backlog sales.

     Our international sales are subject to certain additional risks. During 2001, 2000, and 1999, we derived approximately 13 percent, 11 percent, and 16 percent of our revenues, respectively, from sales outside North America, both with our own international sales force (who generally are employed by our foreign subsidiaries) and by resellers and distributors. We cannot be certain that we will be able to attract third parties that will be able to market our products effectively or to provide timely and cost-effective customer support and service. Our reseller arrangements generally provide that resellers may carry competing product offerings. We cannot be certain that any distributor or reseller will continue to represent our products. If we are unable to recruit or retain sales personnel, distributors, or resellers, that inability could materially and adversely affect our business. If we are unable to generate increased sales using our international sales force, our costs will be higher without corresponding increases in revenue, resulting in lower operating margins for our international operations. In addition, employment law and policies vary among countries outside the United States, which may reduce our flexibility in managing headcount and, in turn, managing personnel-related expenses. If we do not address the risks associated with international sales in a cost-effective and timely manner, our international sales growth will be limited, operating margins could be reduced and our business could be materially adversely affected. Even if we are able to successfully expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

     We may be subject to foreign currency risks. To an increasing extent, our international business likely will be conducted in foreign currencies, especially the Euro. The exchange ratio of foreign currencies for U.S. dollars has fluctuated in the past and is likely to do so in the future, but we cannot predict the extent to which this will happen. Such fluctuations may lead to our experiencing currency losses. To date, we have not adopted a formal hedging program to protect us from risks associated with foreign currency fluctuations.

     Our product sales are significantly concentrated. A majority of our revenues are derived from the sale of licenses and maintenance for our bv-Control software products. We anticipate that these products will account for a majority or all of our revenues for the foreseeable future. If our bv-Control products become uncompetitive for any reason, our business could be substantially damaged. Although we currently plan to broaden our product line, we cannot be certain that we will be able to reduce our product concentration.

     We may face future competition from established companies entering our market, and/or from consolidated companies. We expect competition in our market to increase significantly as current competi-tors expand their product lines and services and as new companies enter the market. Many of these existing and potential competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products; more established sales channels; greater software development experience; and greater name recognition. In addition, we have noted what appears to be a recent trend of consolidation in our market through mergers and acquisitions. For example, Symantec Corporation acquired Axent Technologies and thereby began competing with us in one area of our market. Other examples from recent years include Quest Software's acquisition of FastLane Technologies Inc. and NetIQ Corporation's merger with Mission Critical Software. This could result in the creation of new competitors and/or enhancement of the competitive capabilities of existing competitors. If these present and future competitors are successful, we are likely to lose market share and our revenue would likely decline.

     Our products could be rendered obsolete by operating-system and application-program software vendors. We believe that vendors of operating-system and application-program software that we support, particularly Microsoft and Novell, could enhance their software to include functionality that we provide in our own software. If this were to happen, even if our software were clearly better, there would still be a substantial risk that many customers would elect to use "good enough" functionality in the operating-system or application-program software instead of buying and/or continuing to pay maintenance fees for our software. If this risk were to come to pass, our license- and maintenance revenues could be seriously hurt.

     We are dependent upon continued growth of the market for Windows and Novell system software. We depend upon the success of Microsoft's Windows NT and Windows 2000 operating systems and Novell's NetWare operating system, and to a lesser extent on the success of Microsoft's Exchange software. In particular, market acceptance of our products depends on the increasing complexity of these software products and the advantages that our own software provides in managing those products. There may be times when the growth of one or more of these software products flattens out or even declines, especially if IT spending becomes, or stays, generally flat. To a certain extent, the growth in the Windows system software products comes at the expense of the corresponding Novell products, meaning that even if we gain customers on the Windows side, we may lose customers on the Novell side.

     We are likely to continue to be confronted by rapidly-changing markets. The markets in which we do business can often be subject to rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands, and evolving industry standards. Our products could be rendered obsolete if new products based on new technologies are introduced or new industry standards emerge. Our future success will depend in part on our ability to react to, and ideally to anticipate, these changes.

     Our R&D efforts may not be sufficient to keep up with changing markets. To deal successfully with market changes, we must periodically enhance our existing products, develop and introduce new products, and sometimes discontinue an existing product. Our products are inherently complex; as a result, our new products and product enhancements can require long development and testing periods. When we undertake a project along these lines, we must make resource investments that often are significant in scope. We may experience various delays and other difficulties in any given project; if that happens, it increases the chances that a competitor might beat us to the market and thereby achieve a potential first-to-market advantage; this in turn could hinder our efforts to persuade customers to buy our products, which could damage our business. We have, on occasion, experienced delays in our planned introduction of new or enhanced products and cannot be sure that such delays will not occur again. In short, we cannot be certain, as our market evolves, that we will be able to introduce new and/or updated products that customers will want to buy or continue to use, or if we do, that we will earn enough money to recoup or realize a return on our investments.

     Our software could contain errors that are hard to detect and costly to fix. Our software products are complex and usually are installed and used in large computer networks having a wide variety of equipment and networking configurations. We try to test our new products and product enhancements thoroughly and to work with customers through our customer support services organization to identify and correct errors ("bugs"). Even so, we might first become aware of a particular error in a product or product enhancement only after we had released it for general licensing availability. Depending on severity, such errors could cost us substantial time and money to fix, possibly delaying our work on other new products or product enhancements. In addition, such errors could damage our reputation, possibly hurting our ability to sell not only the product or product enhancement in question but perhaps other products as well. Moreover, the operating-system or applicable-program software with which our products operate could itself have bugs; this could result in problems being incorrectly blamed on our software, which in turn could result in our having to spend time and money addressing the problems even though they ultimately proved not to have been of our making.

     We could be subject to liability claims if our software has errors. Conceivably, errors in our software could lead to warranty claims and/or to product-liability claims. Such claims could require us to spend significant time and money in litigation or to pay significant damages. Most of our license agreements with customers contain provisions designed to limit our exposure to potential claims, but it is possible that these provisions may not prove 100% effective in limiting our liability. Any such claims, whether or not ultimately successful, could damage our reputation and our business.

     We rely on certain third-party relationships, and our business could be hurt if those relationships were to be impaired. We rely to a considerable extent on our relationships with Microsoft and Novell; for example, we attempt to coordinate our product offerings with the future releases of their operating systems. These companies may not notify us of feature enhancements prior to new releases of their operating systems in the future. If that were to happen, we might not be able to introduce new products and product enhancements on a timely basis to capitalize on these other companies' new releases and feature enhancements. This could lead to one or more competitors, having better relationships with these companies, pulling ahead of us in the marketplace. See also the discussion in Item 1 of this Report under the heading "Narrative Description of Business -- Sales and Marketing -- Channel Alliances and Programs," concerning some recent developments in our relationship with Novell. If Novell were ever to decide to cease all cooperation with us and deny us access to its technology, that could hurt our ability to develop new products and product enhancements that would work with new versions of Novell's technology; in some circumstances Novell might claim that we were obligated to immediately cease shipping our existing products containing certain Novell "SDK" (software development kit) technology. Regardless whether that proved to be the case, if Novell were to cease all cooperation with us, our reputation in the Novell user community likely would be damaged, and Novell's sales force might encourage customers to buy a competitor's products instead of our products, which could also hurt our business in and of itself.

     We license certain third-party software for inclusion in our products, and such software may not always be available for our use. We license certain third-party software to perform certain functions in certain of our own software products. So far we have been able to renew the required licenses on terms that we regard as satisfactory. It is possible that in the future we may not be able to renew one or more of those licenses on acceptable terms. If that were to occur, we might be forced to stop shipping the affected product(s) until we could find or build a replacement for the third-party software; this could materially and adversely affect our operating results.

     Our revenue bases may change with the market. The percentages of our revenues attributable to software licenses for particular operating-system or application-software platforms can change from time to time. A number of factors outside our control can cause these changes, including changing market acceptance and penetration of the various operating-system and application-software platforms that we support and the relative mix of development and installation by VARs of application software operating on such platforms.

     We are affected by the migration rate to Windows 2000. Our ability to sell licenses for some of our bv-Admin migration products depends in part on the rate at which customers elect to migrate their networks to Microsoft's Windows 2000 operating system. Some observers have noted that this migration rate has been slower than expected. If the migration rate continues to remain comparatively slow, it could materially and adversely affect our revenues from such migration products.

     Other companies might try to misappropriate our technology. We attempt to protect our technology with a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions. We license our software products primarily under "click-wrap" licenses agreements. We believe, however, that these measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We have found historically that a few customers use our software for more than they have paid for, representing a loss of revenue for us. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States, and we may be subject to unauthorized use of our products in those countries. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations. Our means of protecting our proprietary rights may not be adequate to protect our products and technology from unauthorized copying. In addition, competitors may be able to independently develop similar or superior technology.

     We might be accused of misappropriating a third party's technology. Litigation regarding intellectual property rights is not uncommon in the software industry. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that we are infringing any proprietary rights of third parties. From time to time, however, third parties may claim that we have infringed on their intellectual property rights. Any such claims, with or without merit, could be time consuming to defend, could result in costly litigation, could divert management's attention and resources, could cause product shipment delays, or could require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. If a third party alleges that we have infringed its intellectual property rights, we may choose to litigate the claim and/or seek an appropriate license from the third party. The mere fact that a third party makes such an allegation could damage our reputation and hurt our ability to sell our products, and we might have little or no practical recourse even if the allegation is baseless. If someone were successfully to make a claim of infringement against us, and if we could not or did not obtain a license or develop alternative technology on a timely basis, then our business could be materially adversely affected.

     Our cost structure is fixed to a certain extent, which may limit our ability to reduce costs if sales decrease. We base our expenses to a significant extent on our estimates of future sales revenues. As a result, many of our expenses are fixed in the short term. If our future sales do not match our estimates, we might embark on certain cost cutting measures (which could include but are not limited to employee reductions, office closings and product consolidations), but we might not be able to cut costs quickly and effectively enough to prevent our business from being adversely affected.

     We may be required to defer increasing amounts of revenue in the future. As our sales transactions and product mix becomes more complex, revenue-recognition principles stated in SOP 97-2 or SOP 98-9 could require us to defer a significant portion of our transaction revenues and to recognize the deferred revenue in future periods, rather than in the period in which the transactions occurred.

     Our stock price has a history of volatility. There have been times when the market price of our common stock has been highly volatile (like that of many other technology companies). We expect that our stock price will continue to fluctuate in the future. These fluctuations may be due to factors specific to our Company, to changes in analysts' earnings estimates, to the relatively low volume of trading in our common stock in recent months, or to factors affecting the computer industry or the securities markets in general. We believe that quarter-to-quarter financial comparisons are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance; nevertheless, if our quarterly operating results should fail to meet market expectations, the trading price of our common stock could be hurt. Our quarterly operating results have varied substantially in the past and may vary substantially in the future due to a number of factors described elsewhere in this Report, which could lead to significant changes in our stock price.

     Shareholder dissension may be a distraction for senior management. In the spring of 2001, two shareholders filed a Form 13-D with the Securities Exchange Commission announcing that they had formed a relationship and that together they owned more than 5% of our common stock. Their filing and subsequent filings made it clear that they had strong opinions about the quality of our senior management and about what our corporate strategy should be. This kind of event typically requires personal attention from our senior management, which could distract our senior executives from their other duties, which in turn could ultimately hurt our business.

     We must compete for, and retain, qualified personnel. Competition in recruiting qualified personnel in the software industry has been intense in recent years; while the recent economic downturn changed that situation somewhat, to the extent that the high-tech economy recovers, we expect that the competition for personnel will likewise recover. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, which require ongoing stockholder approval. Such approval may not be forthcoming and, as a result, we may be impaired in our efforts to attract necessary personnel. We cannot be certain that we will successfully attract and retain qualified personnel in the future.

     The loss of one or more of our key individuals could hurt our business. If a senior executive or other key employee leaves the Company, dies, or becomes disabled, that could hurt our business, especially if he or she joins a competitor or otherwise competes with us. We have employment agreements and/or change-of-control agreements with most of our senior executives (not including our chief executive officer, Eric J. Pulaski). These agreements establish an at-will employment relationship; they do not require the executives to work for us for any particular period of time. These agreements include provisions restricting the use of our confidential information and, in most cases, requiring the senior executive not to compete with us for specified periods of time, but enforcement of such agreements is generally time-consuming, expensive, and uncertain in result (especially so in the case of covenants not to compete). We do not maintain key man life insurance policies on any of our personnel.

     We have recently experienced significant changes in our senior management team and board of directors. Several of our senior executives and members of our board of directors resigned in 2001, including our chief financial officer (who was also a board member) in January 2001; our senior vice president for research and development in April 2001; our chief executive officer (who was also a board member) in July 2001; one of our outside board members in July 2001; and our chief marketing officer in August 2001. In May 2001 we hired a new chief financial officer and a new controller. In July 2001, our founder and chairman of the board resumed the chief executive officer position, our then-senior vice president for worldwide sales and services was appointed as chief operating officer, and a long-time R&D executive was appointed as chief technology officer. A number of our vice presidents have been with us for comparatively short periods of time. Our future success will depend to a significant extent on our ability to assimilate these changes in our leadership team. Many of these individuals had not previously worked with one another before joining us; it will take time for our management team to become integrated and work effectively together. It may also take time for these individuals to effect change within the organizations that lie within their respective areas of responsibility.

     Immigration laws may affect our ability to recruit qualified technology workers from outside the United States. A number of our employees were not born in the United States. We regularly hire skilled technology professionals who are citizens of other countries and who therefore must have a visa to work in the United States. Federal immigration laws and regulations, and the limits on the number of visas that can be issued in a given year (e.g., H-1B visa limits), could hurt our ability to attract qualified personnel from other countries, which in turn could hurt our business.

     Our corporate governance structure includes certain anti-takeover provisions. Certain aspects of our corporate governance structure, like that of many other technology companies, are typically regarded as anti-takeover provisions. Such provisions likely would make it more difficult for a third party to acquire control of our company, even if the change in control might be beneficial to our stockholders. This could discourage potential takeover attempts and could hurt the market price of our common stock.

     Our network and Web site may be targeted for intentional disruption. As a leading provider of security-related software, we anticipate that, from time to time, our corporate computer network and our Web site may be targeted for intentional disruption by "black-hat" hackers. We believe we have taken sufficient precautions to prevent such disruption, but we cannot be certain that we will succeed in preventing all such disruption. If such disruption is successful, it could hurt our business activities; if successful disruption becomes publicly known, it could also damage our reputation and that of our products and services.

     Natural disasters and other infrastructure problems may hurt our ability to operate. In June 2001, Tropical Storm Alison caused massive flooding throughout the Houston area. While our Houston offices were not significantly damaged, the infrastructure of the building in which our offices were located was severely damaged by the flooding. As a result, we were unable to occupy our offices for several weeks and were required to operate from temporary offices with temporary phone systems, computer network facilities, etc. These events highlighted our reliance on our telephone system, computer network, and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation, and direct provision of fee-based services. Those systems may be vulnerable to damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions, a natural disaster or other unanticipated problems could result in interruptions in our service or significant damage. In addition, failure of any of our telecommunications providers to provide consistent data communications capacity could result in interruptions in our services and thus in our ability to provide service to our customers.

     Acquisitions may pose additional risks. In the past we have made, and we may continue to make, investments in complementary companies, technologies, services or products if we find appropriate opportunities. If we were to buy a company, we could have difficulty assimilating the personnel and operations of the acquired company. If we were to make other types of acquisitions, assimilating the technology, services or products into our operations could be difficult. Acquisitions could disrupt our ongoing business, distract management and other resources and make it difficult to maintain our standards, controls and procedures. We might not succeed in overcoming these risks or in any other problems we might encounter in connection with any future acquisitions. We cannot be certain that we would be able to successfully integrate acquired products and technology into our sales model or product offerings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks associated with foreign currency exchange rate fluctuations and changes in the market value of its investments. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See "Business -- Special Note Regarding Forward-Looking Statements' contained elsewhere herein.

FOREIGN CURRENCY EXCHANGE RATES

     We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For the years ended December 31, 2001, 2000 and 1999, approximately 13 percent, 11 percent and 16 percent of our consolidated revenues, respectively, were generated from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Based on our foreign currency exchange instruments outstanding at December 31, 2001, we estimate that a near-term change in foreign currency rates would not materially affect our financial position, results of operations or net cash flows for the year ended December 31, 2002. We used a value-at-risk ("VAR") model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95 percent confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that we will incur.

INTEREST RATE RISK

     We adhere to a conservative investment policy, whereby our principle concern is the preservation of liquid funds while maximizing our yield on liquid assets. Cash, cash equivalents, short-term investments and long-term investments approximated $47.5 million and $59.5 million at December 31, 2001 and 2000, respectively. Such amounts were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold. We estimate that a near-term change in interest rates would not materially affect our financial position, results of operations or net cash flows for the year ended December 31, 2002. We used a VAR model to measure potential market risk on our marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95 percent confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that we will incur.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this Item, see text under the captions "Election of Directors," "Executive Officers and Compensation" and "Compliance With
Section 16(a) of the Securities Exchange Act of 1934" in the proxy statement relating to our 2002 annual meeting of shareholders (the "Proxy Statement") to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this Annual Report on Form 10-K:

FINANCIAL STATEMENTS                                           PAGE
--------------------                                           ----
Report of independent accountants...........................    25
Consolidated Balance Sheets at December 31, 2001 and 2000...    26
Consolidated Statements of Operations and Comprehensive Loss
  for the years ended December 31, 2001, 2000, and 1999.....    27
Consolidated Statements of Shareholders' Equity for each of
  the three years in the period ended December 31, 2001.....    28
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000, and 1999.........................    30
Notes to Consolidated Financial Statements..................    31
Schedule II -- Valuation and Qualifying Accounts............    48

     Other financial schedules under the Act have been omitted because they are either not required or are not material.

     (b) Reports of Form 8-K:

     We did not file any current reports on Form 8-K during the fourth quarter of 2001.

     (c) Exhibits:

          Reference is made to the Exhibit Index at the end of this Report on Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BindView Development Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 24 present fairly, in all material respects, the financial position of BindView Development Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
January 28, 2002

                        BINDVIEW DEVELOPMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 39,791   $ 49,337
  Short-term investments....................................     3,253      9,247
  Accounts receivable, net of allowance of $1,097 and
     $804...................................................    10,344     23,729
  Other.....................................................     1,180      1,428
                                                              --------   --------
          Total current assets..............................    54,568     83,741
Property and equipment, net.................................     9,221     14,150
Deferred income taxes.......................................    19,562      8,484
Investments and other.......................................     4,770      6,659
                                                              --------   --------
          Total assets......................................  $ 88,121   $113,034
                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,619   $  4,045
  Accrued liabilities.......................................     5,295      2,421
  Accrued compensation......................................     3,854      2,826
  Deferred revenue..........................................    10,350      9,966
                                                              --------   --------
          Total current liabilities.........................    21,118     19,258
Deferred revenue............................................     2,618      1,515
Other.......................................................       576         --
Shareholders' equity:
  Common stock, no par value, 100,000 shares authorized,
     54,375 and 52,298 shares issued and 51,377 and 52,663
     shares outstanding.....................................         1          1
  Preferred stock, $0.01 par value, 20,000 shares
     authorized, none issued................................        --         --
  Additional paid-in capital................................   121,884    117,816
  Notes receivable from shareholder.........................    (1,188)      (144)
  Accumulated deficit.......................................   (43,965)   (19,819)
  Accumulated other comprehensive income (loss).............      (185)      (269)
  Treasury stock, at cost, 2,998 and 635 shares issued......   (12,738)    (5,324)
                                                              --------   --------
          Total shareholders' equity........................    63,809     92,261
                                                              --------   --------
          Total liabilities and shareholders' equity........  $ 88,121   $113,034
                                                              ========   ========

                See notes to consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------   -------   -------
Revenues:
  Licenses..................................................  $ 42,532   $58,931   $53,200
  Services..................................................    28,356    27,125    18,539
                                                              --------   -------   -------
                                                                70,888    86,056    71,739
Cost of revenues:
  Cost of licenses..........................................     1,059     2,123     1,497
  Cost of services..........................................     6,407     4,049     2,357
                                                              --------   -------   -------
                                                                 7,466     6,172     3,854
Gross profit................................................    63,422    79,884    67,885
Operating costs and expenses:
  Sales and marketing.......................................    49,079    44,746    34,974
  Research and development..................................    22,668    26,500    19,298
  General and administrative................................    14,600     9,780     7,294
  Acquisition related earnout...............................        --        --     1,200
  Transaction and restructuring.............................     6,594     6,357     2,524
  Asset impairment..........................................     1,979     1,571        --
                                                              --------   -------   -------
Operating income (loss).....................................   (31,498)   (9,070)    2,595
Other income (expense), net.................................    (2,859)    4,443     3,263
                                                              --------   -------   -------
Income (loss) before income taxes...........................   (34,357)   (4,627)    5,858
Provision (benefit) for income taxes........................   (10,211)     (783)    6,299
                                                              --------   -------   -------
Net loss....................................................  $(24,146)  $(3,844)  $  (441)
                                                              ========   =======   =======
Loss per common share -- basic and diluted..................  $  (0.47)  $ (0.07)  $ (0.01)
                                                              ========   =======   =======
Reconciliation of net loss to comprehensive loss:
  Net loss..................................................  $(24,146)  $(3,844)  $  (441)
  Gain (loss) from foreign currency translation.............        84        (7)     (224)
                                                              --------   -------   -------
  Comprehensive loss........................................  $(24,062)  $(3,851)  $  (665)
                                                              ========   =======   =======

                See notes to consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    CONVERTIBLE       COMMON
                                                 COMMON STOCK        PREFERRED         STOCK     ADDITIONAL
                                                ---------------   ----------------     TO BE      PAID-IN
                                                SHARES   AMOUNT   SHARES    AMOUNT   DELIVERED    CAPITAL
                                                ------   ------   -------   ------   ---------   ----------
Balance at December 31, 1998..................  43,020    $  1     12,689    $ 13     $ 3,352    $   75,514
  Exercise of stock options...................   2,967      --         --      --          --         2,688
  Issuance of stock warrants..................      --      --         --      --          --            30
  Sale of preferred stock at $1.50 per share
    (net of expenses).........................      --      --     10,000      10          --        14,053
  Tax benefit related to exercise of employee
    stock options.............................      --      --         --      --          --         6,176
  Issuance of common stock in connection with
    business acquired.........................     350      --         --      --      (3,352)        3,352
  Conversion of convertible debentures and
    preferred stock into common stock.........   1,198      --         --      --          --         7,658
  Foreign currency translation adjustment.....      --      --         --      --          --            --
  Net loss....................................      --      --         --      --          --            --
                                                ------    ----    -------    ----     -------    ----------
Balance at December 31, 1999..................  47,535    $  1     22,689    $ 23          --    $  109,471
  Exercise of stock options and warrants......   1,407      --         --      --          --         2,780
  Tax benefit related to exercise of employee
    stock options.............................      --      --         --      --          --         4,505
  Payment on shareholder notes................      --      --         --      --          --            --
  Employee stock purchase plan................     105      --         --      --          --         1,037
  Treasury stock purchases (635 shares).......              --         --      --          --            --
  Conversion of preferred stock into common
    stock.....................................   3,251      --    (22,689)    (23)         --            23
  Foreign currency translation adjustment.....      --      --         --      --          --            --
  Net loss....................................      --      --         --      --          --            --
                                                ------    ----    -------    ----     -------    ----------
Balance at December 31, 2000..................  52,298    $  1         --    $ --     $    --    $  117,816
  Exercise of stock options and warrants......   1,490      --         --      --          --         1,558
  Tax benefit related to exercise of employee
    stock options.............................      --      --         --      --          --           867
  Employee stock purchase plan................     187      --         --      --          --           599
  Treasury stock purchases (2,363 shares).....      --      --         --      --          --            --
  Common stock issued under restricted stock
    agreement.................................     400      --         --      --          --         1,044
  Foreign currency translation adjustment.....      --      --         --      --          --            --
  Net loss....................................      --      --         --      --          --            --
                                                ------    ----    -------    ----     -------    ----------
Balance at December 31, 2001..................  54,375    $  1         --    $ --     $    --    $  121,884
                                                ======    ====    =======    ====     =======    ==========

                See notes to consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                                 (IN THOUSANDS)

                                                                       ACCUMULATED
                                                                          OTHER
                                                                      COMPREHENSIVE                  TOTAL
                                          SHAREHOLDER   ACCUMULATED      INCOME       TREASURY   SHAREHOLDERS'
                                             NOTE         DEFICIT        (LOSS)        STOCK        EQUITY
                                          -----------   -----------   -------------   --------   -------------
Balance at December 31, 1998............    $  (202)     $(15,534)        $ (38)            --     $ 63,106
  Exercise of stock options.............         --            --            --             --        2,688
  Issuance of stock warrants............         --            --            --             --           30
  Sale of preferred stock at $1.50 per
    share (net of expenses).............         --            --            --             --       14,063
  Tax benefit related to exercise of
    employee stock options..............         --            --            --             --        6,176
  Issuance of common stock in connection
    with business acquired..............         --            --            --             --           --
  Conversion of convertible debentures
    and preferred stock into common
    stock...............................         --            --            --             --        7,658
  Foreign currency translation
    adjustment..........................         --            --          (224)            --         (224)
  Net loss..............................         --          (441)           --             --         (441)
                                            -------      --------         -----       --------     --------
Balance at December 31, 1999............    $  (202)     $(15,975)        $(262)      $     --     $ 93,056
  Exercise of stock options and
    warrants............................         --            --            --             --        2,780
  Tax benefit related to exercise of
    employee stock options..............         --            --            --             --        4,505
  Payment on shareholder notes..........         58            --            --             --           58
  Employee stock purchase plan..........         --            --            --             --        1,037
  Treasury stock purchases (635
    shares).............................         --            --            --         (5,324)      (5,324)
  Conversion of preferred stock into
    common stock........................         --            --            --             --           --
  Foreign currency translation
    adjustment..........................         --            --            (7)            --           (7)
  Net loss..............................         --        (3,844)           --             --       (3,844)
                                            -------      --------         -----       --------     --------
Balance at December 31, 2000............    $  (144)     $(19,819)        $(269)      $ (5,324)    $ 92,261
  Exercise of stock options and
    warrants............................         --            --            --             --        1,558
  Tax benefit related to exercise of
    employee stock options..............         --            --            --             --          867
  Employee stock purchase plan..........         --            --            --             --          599
  Treasury stock purchases (2,363
    shares).............................         --            --            --         (7,414)      (7,414)
  Common stock issued under restricted
    stock agreement.....................     (1,044)           --            --             --           --
  Foreign currency translation
    adjustment..........................         --            --            84             --           84
  Net loss..............................         --       (24,146)           --             --      (24,146)
                                            -------      --------         -----       --------     --------
Balance at December 31, 2001............    $(1,188)     $(43,965)        $(185)      $(12,738)    $ 63,809
                                            =======      ========         =====       ========     ========

                See notes to consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
Cash flows from operating activities:
  Net loss..................................................  $(24,146)  $ (3,844)  $  (441)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................     5,413      5,570     3,385
    Bad debt expense........................................     3,474        664       470
    Asset impairments.......................................     8,148      1,571        --
    Deferred income tax provision (benefit).................   (10,211)    (1,059)    6,299
    Other...................................................       197          7       195
    Changes in operating assets and liabilities:
      Accounts receivable...................................     9,753     (8,818)   (9,404)
      Other assets..........................................        75       (923)      686
      Accounts payable......................................    (2,279)     1,372     1,001
      Accrued liabilities...................................     4,290     (1,217)    3,196
      Deferred revenues.....................................     1,537      1,219     4,982
                                                              --------   --------   -------
         Net cash provided by (used in) operating
           activities.......................................    (3,749)    (5,458)   10,369
                                                              --------   --------   -------
Cash flows from investing activities:
  Capital expenditures......................................    (2,986)   (11,076)   (5,903)
  Net proceeds from maturity (purchase) of investments......     6,951        751      (767)
  Purchase of preferred stock...............................        --     (5,000)       --
  Other.....................................................        --          6       (69)
                                                              --------   --------   -------
         Net cash provided by (used in) investing
           activities.......................................     3,965    (15,319)   (6,739)
                                                              --------   --------   -------
Cash flows from financing activities:
  Issuance (payments) on notes payable and long-term debt...        --       (260)      209
  Restriction on cash under letter of credit................    (4,500)        62        --
  Proceeds from issuance of convertible preferred stock and
    common stock warrants...................................        --         --    14,062
  Repurchase of common stock................................    (7,414)    (5,324)       --
  Net proceeds from sale of common stock....................     2,060      3,810     2,656
                                                              --------   --------   -------
         Net cash provided by (used in) financing
           activities.......................................    (9,854)    (1,712)   16,927
Effect of exchange rate changes on cash.....................        92       (324)     (125)
                                                              --------   --------   -------
Net increase (decrease) in cash and cash equivalents........    (9,546)   (22,813)   20,432
Cash and cash equivalents at beginning of year..............    49,337     72,150    51,718
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $ 39,791   $ 49,337   $72,150
                                                              ========   ========   =======
Non-cash financing and investing activities:
  Issuance of 350 shares of common stock related to the
    acquisition of Curasoft.................................  $     --   $     --   $ 3,352
  Tax benefit related to the exercise of employee stock
    options.................................................  $    867   $  4,505   $ 6,176
  Conversion of convertible debentures and preferred stock
    into common stock.......................................  $     --   $     23   $ 7,658
  Note receivable from shareholder in exchange for 400
    shares of restricted common stock.......................  $  1,044   $     --   $    --

                See notes to consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     BindView Development Corporation ("BindView" or the "Company"), a Texas corporation, was incorporated in May 1990. The Company delivers security management software solutions to help safeguard computer systems and networks from security breaches and helps protect business systems from both internal and external threats. The Company's suite of cross-platform software and associated services help secure, automate and reduce the costs of managing information technology infrastructures.

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of BindView and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In 1999 and 2000, BindView completed mergers with Netect, Ltd. ("Netect") and Entevo Corporation ("Entevo") in transactions that were accounted for as pooling of interests. These consolidated financial statements have been prepared with retroactive restatement of all periods combining the historical results of the Company with Entevo and Netect for all periods presented.

  Revenue Recognition

     The Company follows Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to certain transactions" ("SOP 98-9"), as applicable, to account for revenue recognition. The Company primarily licenses its software products under perpetual licenses. Revenues are recognized under these arrangements once the following criteria are met: (i) a written purchase order, license agreement or contract has been executed; (ii) software, or software license authorization code in situations where the customer previously received evaluation software, has been delivered to the customer;
(iii) license agreements with no significant vendor obligations or customer acceptance rights outstanding have been issued to the customer (iv) the license fee is fixed and determinable and collection of the fee is probable; and (v) vendor-specific objective evidence exists to allocate the total fee in accordance with SOP 97-2 or SOP 98-9. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. Values established by authorized management relate primarily to maintenance renewal rates or the price at which an element will be sold when separately introduced into the market. In situations where vendor-specific objective evidence does not exist, and all other revenue recognition criteria have been met, revenue is recognized ratably over the life of the agreement. If installation is essential to the functionality of the software, revenue is deferred until completion of the installation.

     Revenues from maintenance contracts and other related services are reported as service revenue. Customers generally elect to purchase a one-year maintenance agreement in conjunction with their initial licensing of the Company's products and are renewable, at the customer's discretion, upon expiry of the original maintenance contract. Maintenance revenues are recognized ratably over the contract term. Deferred revenue is comprised primarily of maintenance revenue and revenue from other services. The portion of maintenance contract revenues that have not yet been recognized as revenues are reported as deferred revenue in the accompanying Consolidated Balance Sheet. Deferred maintenance revenue which has not been collected is not recognized.

     Sales made through distributors, value-added resellers ("VARs"), and original equipment manufacturers ("OEMs") are recognized upon execution of a written purchase order, license agreement or contract with either the reseller or end user and after all revenue recognition criteria previously noted have been met. The

                        BINDVIEW DEVELOPMENT CORPORATION

Company performs ongoing credit evaluations and assessments of the financial viability of its customers, including distributors, VARs and OEMs, in determining whether or not revenue recognition is appropriate.

  Research and Development

     The Company follows SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, in accounting for research and development costs. These costs are charged to operations as they are incurred until technological feasibility has been determined. The Company currently considers technological feasibility to have been established once a working model of a product has been produced and tested. The judgment regarding when an adequate working model has been satisfactorily tested is subjective and the degree of proximity of that date to product release influences how much cost is capitalized. To date, costs incurred by the Company's development staff and capitalizable subsequent to the establishment of technological feasibility have not been material.

  Software Developed for Internal Use

     The Company follows Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") in accounting for certain costs related to the development or purchase of internal-use software. SOP 98-1 requires that certain costs be capitalized and amortized over the estimated useful life of the software. Additionally, costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project are expensed as incurred. The Company capitalized approximately $0.3 million and $0 in costs associated with the development of internal-use software in the years ending December 31, 2001 and 2000, respectively. Such costs are included in property and equipment in the accompanying consolidated balance sheet.

  Stock Options

     The Company follows the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its employee stock options, which generally provides that no compensation expense is recognized when options are granted with an exercise price equal to fair market value on the date of the grant. The intrinsic value method used by the Company generally results in no compensation expense being recorded related to stock option grants made by the Company because those grants are typically made with option exercise prices equal to the fair market value at the date of the option grant, and is used by the vast majority of public reporting companies. Application of the fair value method under SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), which estimates the fair value of the option awarded to the employee, results in compensation expense being recognized over the period of time that the employee rights in the option vest. Application of SFAS 123 would result in including additional compensation expense and lower net income levels in its consolidated statement of operations. The pro forma disclosures required by SFAS 123 are set forth in Note 10.

  Income Taxes

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances may also be provided based upon subjective evaluations of facts, circumstances and expectations, which may change over the course of time (see Note 7).

                        BINDVIEW DEVELOPMENT CORPORATION

  Cash and Cash Equivalents

     All short-term investments with an original maturity of 90 days or less are considered cash equivalents.

  Accounts Receivable and Provision for Doubtful Accounts

     The Company provides an allowance for doubtful accounts when collection is considered doubtful. The Company performs ongoing credit evaluations of its customers, reviews its collection efforts and analyzes its payment experience with specific customers in order to determine whether or not collection is doubtful. There may be a significant fluctuation in the provision for doubtful accounts to the extent that the Company's subjective evaluation of the facts, circumstances and expectations change.

  Investments

     The Company's short-term investments include commercial paper, corporate bonds or certificates of deposit that have original maturities of more than three months and a remaining maturity of less than one year. The Company's long-term investments, which have an original maturity of more than twelve months, are intended to be held until maturity.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

  Long-Lived Assets

     In the event that facts and circumstances indicate that long-lived assets may be impaired, the Company evaluates the recoverability of such assets. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. The Company believes all long-lived assets are fully realizable as of December 31, 2001.

  Foreign Currency Translation

     The Company's foreign subsidiaries use the local currency as their functional currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The impact of currency fluctuations is recorded as a separate component of comprehensive income (loss) in the accompanying consolidated statement of operations and comprehensive loss.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management, in these procedures are: the range of accounting policies permitted by U.S. generally accepted accounting principles; management's understanding of the Company's business-both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired

                        BINDVIEW DEVELOPMENT CORPORATION
information to assist in the estimation is available and reliable or whether there is a greater uncertainty in the information that is available upon which to base the estimate; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates-which may result in the selection of estimates which could be viewed as conservative or aggressive by others-based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

  Recent Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141"). The Company will be required to adopt SFAS 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations completed after June 30, 2001, be accounted for under the purchase method and further clarifies the criteria for recognition of intangible assets separately from goodwill. The adoption of SFAS 141 is not expected to have a material impact on the financial position and results of operations of the Company.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The adoption of SFAS 142 is not expected to have a material impact on the financial position and results of operations of the Company.

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 is not expected to have a material impact on the financial position and results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the adoption of SFAS 144 is not expected to have a material impact on the financial position and results of operations of the Company.

2. ACQUISITIONS

  Acquisition of Curasoft, Inc.

     In December 1998, the Company acquired Curasoft, Inc., a software development company based in Fremont, California, in a transaction accounted for as a purchase. Purchase consideration totaled $3.4 million and consisted of 0.4 million shares of the Company's common stock. The Company delivered the shares for this acquisition in March of 1999. During 1999, the Company expensed an obligation to make an earnout payment of $1.2 million in cash to the sellers of Curasoft, based on the achievement of revenue targets related

                        BINDVIEW DEVELOPMENT CORPORATION
to an existing product, as well as their continued employment with the Company. There are no future Company obligations related to this acquisition.

  Acquisition of Netect, Ltd

     In March 1999, the Company merged with Netect in a stock-for-stock transaction accounted for as a pooling of interests with retroactive restatement of all periods combining the historical results of the Company and Netect. Netect developed and marketed corporate security solutions for Internet/Intranet networks. In connection with the merger, the Company issued 2.3 million shares of common stock, based upon an exchange ratio of 0.800044202 shares of the Company's common stock for each share of Netect common stock. As a result of this merger, all of the outstanding convertible preferred stock and convertible debentures of Netect were exchanged for the Company's common stock. The Company incurred transaction costs in 1999 of $1.5 million and restructuring costs of $1.0 million as a result of this merger. There were no material transactions between BindView and Netect prior to the merger.

  Acquisition of Entevo Corporation

     In February 2000, the Company merged with Entevo in a stock-for-stock transaction accounted for as a pooling of interests with retroactive restatement of all periods combining the historical results of the Company and Entevo. Entevo provided directory management solutions that help organizations deploy, integrate, administer and maintain enterprise directory services in Windows NT and Windows 2000 environments. In connection with the merger, the Company issued
4.2 million shares of common stock based upon an exchange ratio of 0.1205909 shares of the Company's common stock for each share of Entevo common stock and
0.17210298 shares of the Company's common stock for each share of Entevo Series C Preferred Stock. The Entevo Series A and Series B Preferred Stock and all outstanding Entevo stock warrants and options were converted to Company common stock on the date of the merger. As a result of this merger, all of the outstanding convertible preferred stock of Entevo was exchanged for the Company's common stock. The Company incurred transaction costs in 2000 of $3.8 million and restructuring costs of $1.8 million as a result of this merger. There were no material transactions between BindView and Entevo prior to the merger.

3. RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

     In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate the Company's return to profitability. The cost of this plan totaled approximately $6.6 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) closing or downsizing of the Company's Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $3.0 million), and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. The costs of the plan were based on management's best estimate based on information available at that time. Subsequent to recording the charge, the cost of employee severances increased for several foreign employees and the Company's estimate of sublease rentals for certain leased property increased, which is reflected below in the Adjustments column.

                        BINDVIEW DEVELOPMENT CORPORATION

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 2001 were as follows (in thousands):

                                      RESTRUCTURING                     CASH                    REMAINING ACCRUAL AT
                                         CHARGES      ADJUSTMENTS   EXPENDITURES   WRITE-OFFS    DECEMBER 31, 2001
                                      -------------   -----------   ------------   ----------   --------------------
Employee severance..................     $2,791          $ 764        $(3,298)      $    --            $  257
  Lease commitments.................      2,182           (934)          (573)           --               675
  Office closure costs..............        111            (52)           (59)           --                --
  Asset impairments.................      1,169             --             --        (1,169)               --
  Other restructuring costs.........        341            222           (385)           --               178
                                         ------          -----        -------       -------            ------
                                         $6,594          $  --        $(4,315)      $(1,169)           $1,110
                                         ======          =====        =======       =======            ======

     The Company also recorded asset impairment charges totaling $7.0 million during 2001 consisting of: (i) a write off of a $5.0 million equity investment in a UK-based software distribution and consulting firm and (ii) an asset impairment charge of $2.0 million consisting of $1.5 million for software and computer equipment and a $0.5 million impairment of certain intangible assets. The investment in the UK-based software firm, which was included in investments and other in the accompanying consolidated balance sheet at December 31, 2000, was originally made during the second quarter of 2000 and consisted of $5.0 million of redeemable preferred stock in the firm and $1.0 million of intangible assets, primarily consisting of customer lists and non-compete agreements which were being amortized over their useful lives ranging from one to three years. The write-off of the $5.0 million equity investment, which is included in other income (expense) in the Company's consolidated statement of operations and comprehensive loss, was based on an independent appraisal of the current fair value of the investment and management's assessment of the value that would be derived from the investment. The intangible assets had a net book value of $0.5 million at the date of the impairment after the Company incurred $0.2 million and $0.3 million in amortization expense for the years ending December 31, 2001 and 2000, respectively. The majority of the $1.5 million in software and computer equipment impairment related to the acquisition of an enterprise-wide asset management system that management has determined will not be installed or utilized in the future.

     In connection with a 2000 corporate product realignment, the Company determined that certain capitalized software costs, prepaid royalties and equipment were impaired and recognized an asset impairment totaling $1.6 million. In connection with this corporate product realignment, the Company approved restructuring plans to eliminate certain positions and to close its operations in Fremont, California. These restructuring costs consisted of employee severance costs of $0.7 million and other miscellaneous integration and restructuring costs of $0.1 million. As of December 31, 2001, there were no actions remaining under the plan.

     During 2000, the Company merged with Entevo Corporation in a stock-for-stock transaction accounted for as a pooling of interests. Transaction costs of $3.8 million and restructuring costs of $1.8 million were incurred as a result of the merger. The transaction costs consisted of investment banking fees of $2.5 million and professional fees and other miscellaneous expenses totaling $1.3 million. At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Entevo's and the Company's operations. These restructuring costs consisted of employee severance and relocation costs of $1.5 million and other miscellaneous integration and restructuring costs of $0.3 million. As of December 31, 2000, there were no actions remaining under the plan.

     During 1999, the Company merged with Netect in a stock-for-stock transaction accounted for as a pooling of interests. Transaction costs of $1.5 million and restructuring costs of $1.0 million were incurred as a result of the merger. The transaction costs consisted of investment banking fees of $0.6 million and professional fees and other miscellaneous expenses totaling $0.9 million. At the time of the merger, management approved restructuring plans to eliminate duplicate positions and integrate Netect's and the

                        BINDVIEW DEVELOPMENT CORPORATION

Company's operations. These restructuring costs consisted of employee severance costs of $0.8 million and other miscellaneous integration and restructuring costs of $0.2 million. As of December 31, 2000, there were no actions remaining under the plan.

4. INVESTMENTS

     Investments considered held to maturity at December 31, 2001, consisted of the following:

                                                                   GROSS            GROSS
                                          AMORTIZED   MARKET     UNREALIZED      UNREALIZED
                                            COST      VALUE    HOLDING LOSSES   HOLDING GAINS
                                          ---------   ------   --------------   -------------
                                                            (IN THOUSANDS)
Asset backed securities.................   $3,253     $3,255       $  --            $   2
                                           ------     ------       -----            -----
          Total.........................   $3,253     $3,255       $  --            $   2
                                           ======     ======       =====            =====

     Investments considered held to maturity at December 31, 2000, consisted of the following:

                                                                   GROSS            GROSS
                                         AMORTIZED   MARKET      UNREALIZED      UNREALIZED
                                           COST       VALUE    HOLDING LOSSES   HOLDING GAINS
                                         ---------   -------   --------------   -------------
                                                            (IN THOUSANDS)
Short-term corporate bonds.............   $ 6,811    $ 6,963       $  --            $152
Asset backed securities................     2,894      2,899          --               5
Certificate of deposit.................       499        501          --               2
                                          -------    -------       -----            ----
          Total........................   $10,204    $10,363       $  --            $159
                                          =======    =======       =====            ====

  Restricted Cash

     Under terms of the Company's lease agreement covering its corporate office that was amended in May 2001, the Company was required to post a $4.5 million irrevocable letter of credit to the lessor. The Company posted this letter of credit in July 2001 and placed on deposit with the issuing financial institution $4.5 million to secure that instrument. The letter of credit requirement will be reduced to $2.25 million on November 1, 2004 and will expire on November 1, 2005. The deposit of $4.5 million to secure the letter of credit is included in investments and other long-term assets in the accompanying consolidated balance sheet at December 31, 2001.

5. PROPERTY AND EQUIPMENT

     Property and equipment balances are summarized as follows:

                                                                      DECEMBER 31,
                                                     ESTIMATED     -------------------
                                                    USEFUL LIVES     2001       2000
                                                    ------------   --------   --------
                                                                     (IN THOUSANDS)
Computer equipment and software...................  3 years        $ 15,571   $ 15,639
Office furniture and other equipment..............  3-10 years        3,352      3,526
Autos.............................................  5 years             100        104
Leasehold improvements............................  Lease terms       5,030      5,834
                                                                   --------   --------
                                                                     24,053     25,103
Less -- accumulated depreciation..................                  (14,832)   (10,953)
                                                                   --------   --------
                                                                   $  9,221   $ 14,150
                                                                   ========   ========

                        BINDVIEW DEVELOPMENT CORPORATION

     Depreciation expense totaled $5.2 million, $5.1 million, and $3.2 million in 2001, 2000 and 1999, respectively.

6. CREDIT AGREEMENTS AND FINANCING ARRANGEMENTS

     In March of 2000 the Company entered into a $30.0 million line-of-credit arrangement secured by cash and cash equivalents, short-term investments and long-term investments. This facility expired in 2001 and was not renewed by the Company. There were no borrowings against this line-of-credit during 2001 or 2000.

7. INCOME TAXES

     The components of income (loss) before income taxes are summarized as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
U.S. operations........................................  $(37,112)  $(2,439)  $11,396
Foreign................................................     2,755    (2,188)   (5,538)
                                                         --------   -------   -------
          Total income (loss) before income taxes......  $(34,357)  $(4,627)  $ 5,858
                                                         ========   =======   =======

     The provision (benefit) for income taxes consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                            2001      2000      1999
                                                          --------   -------   ------
                                                                (IN THOUSANDS)
Current
  U.S. operations
     Federal............................................  $     --   $    --   $   --
     State..............................................        --        --       --
  Foreign...............................................        75       276       --
                                                          --------   -------   ------
                                                                75       276       --
Deferred
  U.S. operations
     Federal............................................  $(10,250)  $  (999)  $6,187
     State..............................................       (36)      (60)     112
  Foreign...............................................        --        --       --
                                                          --------   -------   ------
                                                          $(10,286)  $(1,059)  $6,299
                                                          --------   -------   ------
          Total.........................................  $(10,211)  $  (783)  $6,299
                                                          ========   =======   ======

                        BINDVIEW DEVELOPMENT CORPORATION

     The differences between income taxes computed at the federal statutory income tax rate and the provision (benefit) for income taxes follow:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                            2001      2000      1999
                                                          --------   -------   ------
                                                                (IN THOUSANDS)
Income taxes computed at federal statutory income tax
  rate..................................................  $(11,681)  $(1,575)  $2,050
State income taxes, net of federal benefit..............       (36)      (60)     112
Foreign income taxes....................................        25      (216)      (9)
Research and development credit.........................      (780)   (1,222)    (700)
Non-deductible transaction expenses.....................        --     1,292      349
Valuation allowance.....................................     2,035       951    4,434
Other...................................................       226        47       63
                                                          --------   -------   ------
          Total provision (benefit) for income taxes....  $(10,211)  $  (783)  $6,299
                                                          ========   =======   ======

     The components of deferred tax assets and liabilities at December 31, 2001 and 2000 are comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 25,178   $ 17,000
  Difference in basis for equity investment.................     1,872         --
  Research and development credit carryforward..............     3,105      2,325
  Allowance for doubtful accounts...........................       391        157
  Accrued liabilities.......................................       311         --
  Differences in basis for long-lived assets................       943         --
  Other.....................................................       240         84
                                                              --------   --------
                                                                32,040     19,566
Deferred tax liabilities:
Differences in basis for long-lived assets..................        --       (639)
                                                              --------   --------
          Total.............................................    32,040     18,927
Less: Valuation allowance...................................   (12,478)   (10,443)
                                                              --------   --------
Total deferred tax asset....................................  $ 19,562   $  8,484
                                                              ========   ========

     At December 31, 2001, the Company had net operating loss ("NOL") carryforwards available to offset future taxable income of approximately $74 million and research and development credit carryforwards of $3.1 million. Approximately $59 million of the NOL relates to US operations and $15 million pertains to foreign operations. Because of the uncertainty regarding utilization of the foreign NOL carryforwards, the Company established a full valuation allowance on these carryforwards and has set up a partial valuation allowance on the domestic carryforwards. The valuation allowance totals $12.5 million at December 31, 2001. After giving effect to the valuation allowance, the deferred tax asset totaled $19.6 million at year end. While the Company expects it will generate sufficient book and taxable income in the future to utilize the deferred tax asset, there can be no assurance that this will occur. Each reporting period, the Company will evaluate the ultimate recovery of this asset and if it believes it is more likely than not that the asset will not be utilized to the extent of the carrying amount on the balance sheet, it will provide an additional valuation allowance on the portion that it estimates is not expected to be recoverable.

                        BINDVIEW DEVELOPMENT CORPORATION

     Management believes the Company will obtain the full benefit of its net deferred tax assets over the period of years allowable on the basis of its evaluation of anticipated profitability after its recent restructuring activities. The Company believes that sufficient book and taxable income will be generated in the future to realize the benefit of its net deferred tax assets. This assessment of profitability takes into account the Company's present and anticipated split of domestic and international earnings and the core level of the Company's historical earnings prior to charges related to merger transactions, certain asset impairments and a terminated phantom stock plan. The assessment also includes consideration of tax planning strategies which could be implemented, if necessary, to prevent the expiration of the losses before their use. The Company's expectations of future earnings used to evaluate the probability of ultimate realizability for the deferred tax asset included growth rate assumptions at or below third party industry analysts' forecasted levels of market segment growth and increased operating leverage on the Company's operating expense base. These estimates result in realization of the December 31, 2001 net deferred tax asset over the next five to seven years. Changes in future actual results could impact its estimate of the realizability of this asset.

     Management considered that, as of December 31, 2001, the Company has a domestic NOL carryforward of approximately $59 million, of which $8 million expires in 2012, $5 million expires in 2013, $7 million in 2014, $7 million expires from 2015 through 2020 and $32 million expires in 2021. The Company also has a foreign NOL carryforward of approximately $15 million (against which there is a full valuation allowance) and a research and development credit carryforward of $3.1 million expiring between 2018 and 2021. Management believes BindView will earn sufficient U.S. income to utilize the NOL carryforwards within the carryforward period. Regardless of management's expectations, there can be no assurance that the Company will generate any specific level of continuing earnings or where these earnings will be generated. The Company's NOL carryforwards may be subject to limitations which could reduce or defer the utilization of these losses should we undergo an ownership change as defined in
Section 382 of the Internal Revenue Code.

     United States income taxes have not been provided on the cumulative undistributed earnings, which totaled approximately $1.7 million at December 31, 2001, of the Company's foreign subsidiaries as it is the Company's intention to reinvest such earnings indefinitely.

8. NET LOSS PER SHARE

     The Company's earnings per share data is presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                           2001      2000      1999
                                                         --------   -------   -------
Numerator:
  Net loss -- numerator for loss per share -- basic and
     diluted...........................................  $(24,146)  $(3,844)  $  (441)
                                                         ========   =======   =======
Denominator:
  Denominator for basic loss per
     share -- weighted-average shares..................    51,438    51,810    48,095
Effect of dilutive securities:
  Effect of stock options..............................        --        --        --
                                                         --------   -------   -------
          Total diluted shares.........................    51,438    51,810    48,095
                                                         ========   =======   =======
Loss per common share -- basic and diluted.............  $  (0.47)  $ (0.07)  $ (0.01)
                                                         ========   =======   =======

                        BINDVIEW DEVELOPMENT CORPORATION

     Options and warrants to purchase 8.2 million, 12.0 million and 9.5 million shares of common stock for the years ended December 31, 2001, 2000 and 1999 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

9. SHAREHOLDERS' EQUITY

  Common Stock

     In 1998, the Company issued 0.5 million shares of common stock to the two founders of Entevo pursuant to the terms of restricted stock purchase agreements. The common stock was issued at $.05 per share in consideration of full recourse promissory notes bearing interest at 6 percent from the founders. The promissory notes are due in 2003. During 2000, one promissory note was paid in full. As of December 31, 2001, the Company has a remaining note receivable of $0.2 million outstanding, which is classified as note receivable from shareholders in the accompanying consolidated balance sheet.

     In May of 2001, the Company, under terms of a restricted stock agreement, issued 0.4 million shares of restricted common stock to an executive officer at $2.61 per share in exchange for a full recourse promissory note of approximately $1.0 million. The restricted common stock vests over a four-year period from the date of issuance. At December 31, 2001, the May agreements were rescinded and a new restricted stock agreement and promissory note were entered into reflecting issuance of 0.4 million shares to the executive at $1.97 per share. Additionally, the executive's employment agreement was amended to lower his guaranteed signing bonus in proportion to the reduction in proceeds to the Company from the stock issuance.

  Shareholder Rights Plan

     On September 17, 2001 the Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, the Company distributed Preferred Stock Purchase Rights ("Rights") as a dividend at the rate of one Right for each share of the Company's Common Stock held by stockholders of record as of September 21, 2001 (the "Record Date"). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after Record Date, until the occurrence of certain specified events. The Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company. The Rights are not exercisable until the earlier of (i) ten days following an announcement that a person or group has acquired beneficial ownership of 15 percent of the Company's common stock or (ii) ten days following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15 percent or more of the Company's outstanding common stock, subject to certain exceptions (the earlier of such dates being called the ("Distribution Date"). The Rights are initially exercisable for one one-hundredth of a share of the Company's preferred stock at a price of $11 per share, subject to adjustment. However, if (i) after the Distribution Date the Company is acquired in certain types of transactions, or
(ii) any person or group, with certain exceptions, acquires beneficial ownership of 15 percent of the Company's common stock, then holders of Rights (other than the 15 percent holder) will be entitled to receive upon exercise of the Right, common stock of the Company (or in the case of acquisition of the Company, common stock of the acquirer) having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. The Company may also require the exchange of Rights, at a rate of one share of common stock, for each Right, under certain circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

  Stock Purchase Warrants

     In 1997, the Company issued a warrant to purchase 0.1 million shares of common stock at $8.07 per share. The warrant was exercised in 2000 by payment of the exercise price of $1.0 million.

                        BINDVIEW DEVELOPMENT CORPORATION

  Treasury Stock Transactions

     Under terms of a share repurchase program approved by the Board of Directors during 2000, the Company purchased approximately 2.4 million and 0.6 million shares of common stock at an average price per share of $3.14 and $8.38 during the years ended December 31, 2001 and 2000, respectively. Under the terms of the program, the Company can expend an additional $7.3 million to repurchase its own common shares. Subsequent to December 31, 2001, the Board of Directors approved a plan to retire the 3.0 million treasury shares.

10. STOCK OPTION PLANS

  Incentive Stock Option Plan

     In 1996, the Company's Board of Directors adopted the Incentive Stock Option Plan under which 3.7 million shares of common stock have been reserved for issuance of options. At December 31, 2001, 1.0 million and 0.7 million options were outstanding and available for issuance under this plan, respectively. Options on 0.6 million, 0.8 million and 0.5 million shares were exercisable at December 31, 2001, 2000 and 1999, respectively, with a weighted average exercise price per share of $1.63, $4.69, and $4.34, respectively.

  Nonqualified Stock Option Plan

     In 1996, the Company's Board of Directors adopted the Nonqualified Stock Option Plan under which 3.5 million shares of common stock have been reserved for issuance of options. At December 31, 2001, there were no options outstanding and 0.3 million options available for issuance under this plan. Options on 0.8 million and 0.5 million shares were exercisable at December 31, 2000 and 1999, respectively, with a weighted average exercise price per share of $1.60 and $0.76, respectively.

  1997 Employee Stock Option Plan

     In 1997, the Company's Board of Directors adopted the 1997 Employee Stock Option Plan under which 2.6 million shares of common stock have been reserved for issuance of options. At December 31, 2001, 0.5 million and 0.4 million options were outstanding and available for issuance under this plan, respectively. Options on 0.4 million, 1.1 million, and 1.1 million shares were exercisable at December 31, 2001, 2000 and 1999, respectively, with a weighted average exercise price per share of $2.53, $2.67, and $1.43, respectively.

  1998 Omnibus Incentive Plan

     In 1998, the Company's Board of Directors adopted the 1998 Omnibus Incentive Plan under which 8.0 million shares of common stock have been reserved for issuance of options. At December 31, 2001, 3.3 million and 4.3 million options were outstanding and available for issuance under this plan, respectively. Options on 1.5 million, 0.9 million, and 0.2 million were exercisable at December 31, 2001, 2000, and 1999, respectively, with a weighted average exercise price per share of $8.13, $9.11, and $9.29, respectively.

  Non-Employee Director Plan

     In 1998, the Company's Board of Directors adopted the Non-Employee Director Plan under which 0.5 million shares of common stock have been reserved for issuance of options. At December 31, 2001, 0.2 million and 0.3 million options were outstanding and available for issuance under this plan, respectively. Options on 0.1 million, 0.1 million and 0.1 million shares were exercisable at December 31, 2001, 2000 and 1999, respectively, with a weighted average exercise price per share of $1.92, $2.93 and $1.92, respectively.

                        BINDVIEW DEVELOPMENT CORPORATION

  2000 Indian Stock Option Plan

     In 2000, the Company's Board of Directors adopted the 2000 Indian Stock Option Plan under which 0.5 million shares of common stock have been reserved for issuance of options. At December 31, 2001, 0.3 million and 0.2 million options were outstanding and available for issuance under this plan, respectively. Options on 0.1 million shares were exercisable at December 31, 2001 at a weighted average exercise price per share of $6.63. There were no options exercisable at December 31, 2000 under this plan.

  2000 Employee Incentive Plan

     In 2000, the Company's Board of Directors adopted the BindView 2000 Employee Incentive Plan under which 4.4 million shares of common stock have been reserved for issuance of options. At December 31, 2001, 2.9 million and 1.5 million options were outstanding and available for issuance under this plan, respectively. Options on 0.4 million shares were exercisable at December 31, 2001 at a weighted average exercise price per share of $4.74. There were no options exercisable at December 31, 2000 under this plan.

  International Employee Stock Option Plan and Section 102 Share Option Plan

     In 1998, Netect's Board of Directors adopted the International Employee Stock Option and Section 102 Share Option Plans under which 0.4 million shares of common stock have been reserved for issuance of options. At December 31, 2001, 0.1 million options were outstanding and available for issuance under this plan. Options on 0.1 million shares were exercisable at December 31, 2001, 2000, and 1999, respectively, with a weighted average exercise price per share of $3.50, $3.25, and $2.25, respectively. In connection with the merger of Netect and the Company, these options were exchanged for options to purchase the Company's common stock using the exchange ratio, which is reflected in the amounts listed herein.

  1997 Entevo Stock Plan and 1998 Indian Stock Option Plan

     In 1997, Entevo's Board of Directors adopted the 1997 Entevo Stock Plan and in 1998 the 1998 Indian Stock Option Plan under which 0.4 million shares of common stock have been reserved for issuance of options. At December 31, 2001,
0.1 million and 0.3 million options were outstanding and available for issuance under this plan, respectively. Options on 0.1 million shares were exercisable at December 31, 2001, 2000 and 1999, respectively, with a weighted average exercise price per share of $0.94, $1.11 and $0.50, respectively. Certain local regulatory restrictions apply to the Indian Stock Option Plan. In connection with the merger of Entevo into the Company, these options were exchanged for options to purchase the Company's common stock using the exchange ratio, which is reflected in the amounts listed herein.

  All Stock-Based Compensation Plans

     Options granted under the Incentive Stock Option Plan, Nonqualified Stock Option Plan and Non-Employee Director Plan generally vest 20 percent per year over five years. Options granted under the International Employee Stock Option Plan, the Section 102 Share Option Plan, 1997 Entevo Stock Plan, 1998 Indian Stock Option Plan, 2000 Indian Stock Option Plan and 2000 Employee Incentive Plan generally vest 25 percent per year over four years. Options granted under the 1997 Employee Stock Option Plan and 1998 Omnibus Incentive Plan vest at varying rates. Options expire between one year and ten years from the date of grant. Stock options have been granted at the fair market value of the Company's stock at the date of grant.

                        BINDVIEW DEVELOPMENT CORPORATION

     The following table summarizes combined activity under the stock option plans for each of the three years ended December 31, 2001:

                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                                     PRICE PER       PRICE PER
                                                       OPTIONS         SHARE           SHARE
                                                      ---------    --------------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Options outstanding, December 31, 1998..............    10,067      $0.38-$13.75       $ 2.33
  Options granted...................................     3,839      $0.83-$22.25       $10.82
  Options lapsed or canceled........................    (1,463)     $0.41-$13.75       $ 3.13
  Options exercised.................................    (2,918)     $0.38-$11.50       $ 1.20
                                                        ------
Options outstanding, December 31, 1999..............     9,525      $0.38-$22.25       $ 5.85
  Options granted...................................     5,456      $6.84-$24.53       $ 8.71
  Options lapsed or canceled........................    (1,750)     $0.41-$24.53       $ 8.50
  Options exercised.................................    (1,275)     $0.38-$13.75       $ 1.49
                                                        ------
Options outstanding, December 31, 2000..............    11,956      $0.38-$22.50       $ 7.22
  Options granted...................................     6,057      $1.00-$ 8.91       $ 3.13
  Options lapsed or canceled........................    (8,328)     $0.39-$13.81       $ 7.27
  Options exercised.................................    (1,486)     $0.38-$10.06       $ 1.01
                                                        ------
Options outstanding, December 31, 2001..............     8,199      $0.38-$13.81       $ 5.28
                                                        ======

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

                                              OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                       ----------------------------------   --------------------
                                                   WEIGHTED      WEIGHTED              WEIGHTED
                                                    AVERAGE      AVERAGE                AVERAGE
                                                   REMAINING     EXERCISE              EXERCISE
                                       OPTIONS   LIFE IN YEARS    PRICE     OPTIONS      PRICE
                                       -------   -------------   --------   --------   ---------
                                                        (OPTIONS IN THOUSANDS)
under $1.25..........................     619         5.5         $ 0.65       480      $ 0.61
$1.26-$2.50..........................   1,152         6.7         $ 1.68       723      $ 1.65
$2.51-$3.75..........................   2,563         8.6         $ 2.87       332      $ 2.87
$3.76-$7.50..........................   1,234         6.0         $ 6.44       510      $ 6.05
$7.51-$10.00.........................   1,848         7.5         $ 8.93       791      $ 9.06
Over $10.00..........................     783         7.4         $11.69       388      $11.67
                                        -----         ---         ------     -----      ------
                                        8,199         7.4         $ 5.28     3,224      $ 5.34
                                        =====         ===         ======     =====      ======

  STOCK BASED COMPENSATION DISCLOSURES

     Pro forma information regarding net income and earnings per share in accordance with FAS 123 is set forth in the table below as if the Company had accounted for the plans under the fair value method. The fair

                        BINDVIEW DEVELOPMENT CORPORATION
value of options under the plans was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                               ------------------
                                                               2001   2000   1999
                                                               ----   ----   ----
Expected life (in years)....................................     6      8      6
Interest rate...............................................     5%     6%     6%
Volatility..................................................   112%   144%    87%
Dividend yield..............................................     0%     0%     0%

     The Black-Scholes model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation for the Company's stock-based compensation plans been determined based on the fair value, as described above, at the grant dates for awards under these plans, the Company's income and loss per common share would have been adjusted to the pro forma amounts indicated below:

                                                    YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------
                                   2001                      2000                      1999
                          -----------------------   -----------------------   -----------------------
                          AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                          -----------   ---------   -----------   ---------   -----------   ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Loss................   $(24,126)    $(31,811)     $(3,844)    $(14,850)     $ (441)      $(6,121)
Loss per common share
  (basic and diluted)...   $  (0.47)    $  (0.62)     $ (0.07)    $  (0.29)     $(0.01)      $ (0.13)

  Employee Stock Purchase Plan

     During 1999, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan whereby eligible employees may purchase shares of the Company's common stock at a price equal to 85 percent of the lower of the closing market price on the first or last trading day of a six-month period. A total of 1.0 million shares have been reserved for issuance under this plan. Employees purchased 0.2 million and 0.1 million shares during 2001 and 2000, respectively. Aggregate proceeds to the Company totaled $0.6 million and $1.0 million in 2001 and 2000, respectively.

11. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company conducts its operations in leased facilities under operating leases expiring at various dates through 2011. Total lease expense amounted to approximately $4.4 million, $4.4 million, and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The minimum rental commitments under operating leases at December 31, 2001 are: $4.0 million in 2002, $3.0 million in 2003, $3.0 million in 2004, $4.7 million in 2005, $4.5 million in 2006 and $20.7 million beyond. Under terms of the Company's lease agreement covering its corporate office that was amended in May 2001, the Company was required to post a $4.5 million irrevocable letter of credit to the lessor. The Company posted this letter of credit in July 2001 and placed on deposit with the issuing financial institution $4.5 million to secure that instrument. The letter of credit requirement will be reduced to $2.25 million on November 1, 2004 and will expire on November 1, 2005.

                        BINDVIEW DEVELOPMENT CORPORATION

  Employment Agreements

     Certain of the Company's executives are covered by employment agreements covering, among other things, base compensation, incentive-bonus determinations and payments in the event of termination or a change in control of the Company.

  Legal Matters

     From time to time the Company is a plaintiff or defendant in various lawsuits and claims arising in the normal course of business. There are no such pending or threatened lawsuits or claims whose outcomes, individually or in the aggregate, are likely to have a material adverse effect on the Company.

12. EMPLOYEE BENEFIT PLANS

     Effective January 1, 1995, the Company adopted a 401(k) plan which is available to all full-time employees. Employees contribute to the plan through payroll deductions. The Company matches 50 percent of the participant's contribution up to a maximum of 6 percent of a participant's compensation. Additionally, the Company may make a discretionary contribution as determined by the Board of Directors. Total Company contributions were $1.1 million, $0.9 million and $1.2 million in 2001, 2000, and 1999, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and deferred revenues approximate their carrying value due to the short-term maturity of the instruments.

14. CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, and accounts receivable. The Company maintains its cash equivalent balance in money market funds invested in U.S. Treasury Certificates or in U.S. dollar-linked instruments with major banks. These funds are not FDIC insured. The Company has not experienced any losses in such funds and believes it is not exposed to any significant credit risk on cash equivalents. The Company's investment policies restrict its investments to low risk, highly liquid securities. The Company also performs periodic evaluations of its investment policies to minimize its investment credit risk.

     Management believes that concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. No single customer accounted for more than 10 percent of revenue in 2001, 2000, or 1999. The Company performs ongoing credit evaluations of its customers to minimize credit risk. During the second quarter of 2001, the Company recognized a charge of $2.8 million for anticipated bad debts after a comprehensive evaluation of its collections efforts and experience with specific customers and its overall customer base in light of the weaker economy as well as the decision to reposition the Company in its market and to reposition various sales force deployments. Approximately 13 percent, 11 percent, and 16 percent of the Company's sales were made to customers in foreign countries, primarily to customers in Europe, during 2001, 2000, and 1999, respectively.

15. SEGMENT DATA

     The Company believes it operated in one reportable segment as defined by SFAS 131 for the years ended December 31, 2001, 2000, and 1999. The Company manages its business primarily on an overall products and services basis. Revenues related to operations in the United States totaled $62.0 million, $76.6 million, and

                        BINDVIEW DEVELOPMENT CORPORATION

$59.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Revenues related to customers located in foreign countries, primarily in Europe, totaled $8.9 million, $9.4 million, and $11.6 million for the years ended December 31, 2001, 2000, and 1999, respectively. Long-lived assets within the United States totaled $8.5 million and $12.8 million at December 31, 2001 and 2000, respectively. Long-lived assets in foreign countries totaled $0.7 million and $1.4 million at December 31, 2001 and 2000, respectively.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial information for 2001 and 2000 is summarized as follows:

                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 2001:
Revenues................................    $17,017       $17,518      $ 16,663       $19,690
Gross profit............................     15,170        15,309        14,926        18,017
Net income (loss).......................     (4,275)       (7,714)      (12,848)          691
Basic net income (loss) per share.......      (0.08)        (0.15)        (0.25)         0.01
Diluted net income (loss) per share.....      (0.08)        (0.15)        (0.25)         0.01
YEAR ENDED DECEMBER 31, 2000:
Revenues................................    $16,025       $20,350      $ 23,533       $26,148
Gross profit............................     14,837        18,780        22,044        24,223
Net income (loss).......................     (6,675)          529         1,787           515
Basic net income (loss) per share.......      (0.13)         0.01          0.03          0.01
Diluted net income (loss) per share.....      (0.13)         0.01          0.03          0.01

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS --
                                                BALANCE AT     CHARGES          CHARGES       BALANCE AT
                                                JANUARY 1     TO EXPENSE    AGAINST RESERVE   DECEMBER 31
                                                ----------   ------------   ---------------   -----------
Accounts receivable -- allowance for doubtful
  accounts
  1999........................................   $   204        $  470          $   51          $   623
  2000........................................       623           664             483              804
  2001........................................       804         3,474           3,181            1,097
Deferred tax asset valuation allowance
  1999........................................   $ 5,058        $4,434          $   --          $ 9,492
  2000........................................     9,492           951              --           10,443
  2001........................................    10,443         2,035              --           12,478

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BINDVIEW DEVELOPMENT
                                            CORPORATION

                                                   /s/ ERIC J. PULASKI
                                            ------------------------------------
                                                Chairman of the Board, Chief
                                                         Executive
                                              Officer and President (Principal
                                                     Executive Officer)

March 28, 2002

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----




                 /s/ ERIC J. PULASKI                   Chairman of the Board, Chief     March 28, 2002
-----------------------------------------------------    Executive Officer and
                   Eric J. Pulaski                       President (Principal
                                                         Executive Officer)




                /s/ EDWARD L. PIERCE                   Director, Senior Vice President  March 28, 2002
-----------------------------------------------------    Chief Financial Officer
                  Edward L. Pierce                       (Principal Financial Officer)




                  /s/ KEVIN P. COHN                    Vice President, Chief            March 28, 2002
-----------------------------------------------------    Accounting Officer and
                    Kevin P. Cohn                        Corporate Controller
                                                         (Principal Accounting
                                                         Officer)




                 /s/ PETER L. BLOOM.                   Director                         March 28, 2002
-----------------------------------------------------
                   Peter L. Bloom




              /s/ RICHARD A. HOSLEY II                 Director                         March 28, 2002
-----------------------------------------------------
                Richard A. Hosley II




                 /s/ ARMAND SHAPIRO                    Director                         March 28, 2002
-----------------------------------------------------
                   Armand Shapiro

                                 EXHIBIT INDEX

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement of Merger dated as of January 26, 2000, by and among BindView, Bravo Acquisition Corporation, Entevo
                            Corporation and the Representing Stockholders identified
                            therein (incorporated by reference to Exhibit 2.1 to
                            BindView's Current Report on form 8-K (File No.
                            000-24677), dated February 9, 2000).
          3.1            -- Amended and Restated Articles of Incorporation of
                            BindView (incorporated by reference to Exhibit 3.1 to
                            Amendment No. 4 to the Registration Statement on Form S-1
                            of BindView (Reg. No. 333-52883), filed with the
                            Commission on July 23, 1998 (the "Form S-1")).
          3.2            -- Bylaws of BindView (incorporated by reference to Exhibit
                            3.1 to the Form S-1).
          4.1            -- Reference is hereby made to Exhibits 3.1 and 3.2
                            (incorporated by reference to Exhibit 4.1 to the Form
                            S-1).
          4.2            -- Rights Agreement dated September 17, 2001 between
                            BindView and Mellon Investor Services LLC (incorporated
                            by reference to Exhibit 4.1 to BindView's Form 8-K filed
                            on September 20, 2001 (the "9/20/2001 8-K").
          4.3            -- Resolution Establishing a Series of Preferred Stock dated
                            September 17, 2001 (incorporated by reference to Exhibit
                            4.2 to the 9/20/2001 8-K).
          4.4            -- Form of Right Certificate (incorporated by reference to
                            Exhibit 4.3 to the 9/20/2001 8-K).
          4.5            -- Summary of Rights to Purchase Preferred Shares
                            (incorporated by reference to Exhibit 4.4 to the
                            9/20/2001 8-K).
         10.1+           -- Incentive Stock Option Plan (incorporated by reference to
                            Exhibit 10.1 to the Form S-1).
         10.2+           -- Stock Option Plan (incorporated by reference to Exhibit
                            10.2 to the Form S-1).
         10.3+           -- 1997 Incentive Plan (incorporated by reference to Exhibit
                            10.3 to the Form S-1).
         10.4+           -- Omnibus Incentive Plan, as amended (incorporated by
                            reference to Exhibit 10.2 to BindView's Annual Report on
                            Form 10-K for the year ended December 31, 1999 (the "1999
                            10-K").
         10.5+           -- 1998 Non-Employee Director Stock Option Plan, as amended
                            (incorporated by reference to Exhibit 10.3 to the 1999
                            10-K).
         10.6            -- Agreement to Sublease dated June 25, 1998 between
                            BindView and Halliburton Energy Services, Inc.
         10.7            -- Lease Agreement dated June 20, 1995 between BindView and
                            School Employees Holding Corp., including all amendments
                            thereto (incorporated by reference to Exhibit 10.7 to the
                            Form S-1).
         10.8+           -- Amended and Restated Employment Agreement, dated June 24,
                            1999, between BindView and Marc R. Caminetsky
                            (incorporated by reference to BindView's Quarterly Report
                            On Form 10-Q (File No. 000-24677) for the quarter ended
                            June 30, 1999 (the "6/30/99 10-Q").

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.9+           -- Amended and Restated Employment Agreement, dated June 24,
                            1999, between BindView and Paul J. Cormier (incorporated
                            by reference to Exhibit 10.2 to the 6/30/99 10-Q).
         10.10+          -- Executive Employment Agreement dated October 2, 2000
                            between BindView and Kevin M. Weiss (Incorporated by
                            reference to Exhibit 10.10 to BindView's Annual Report on
                            Form 10-K for the year ended December 31, 2000 (the "2000
                            10-K")
         10.11+          -- Employee Agreement dated September 26, 1996 between the
                            Registrant and David E. Pulaski (incorporated by
                            reference to Exhibit 10.14 to the Form S-1).
         10.12           -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.16 to the Form S-1).
         10.13+          -- Executive Employment Agreement dated May 1, 2001 between
                            BindView and Edward L. Pierce (incorporated by reference
                            to Exhibit 10.1 to BindView's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 2001 (the "6/30/2001
                            10-Q").
         10.14+          -- Restricted Stock Agreement dated May 1, 2001 between
                            BindView and Edward L. Pierce (incorporated by reference
                            to Exhibit 10.2 to the 6/30/2001 10-Q).
         10.15+          -- Promissory Note dated May 1, 2001 executed in favor of
                            Bindview by Edward L. Pierce (incorporated by reference
                            to Exhibit 10.3 to the 6/30/2001 10-Q).
         10.16+          -- Change of Control Agreement dated May 1, 2001 between
                            BindView and Edward L. Pierce (incorporated by reference
                            to Exhibit 10.4 to the 6/30/2001 10-Q).
         10.17+          -- Indemnification Agreement dated May 1, 2001 between
                            BindView and Edward L. Pierce (incorporated by reference
                            to Exhibit 10.5 to the 6/30/2001 10-Q).
         10.18+          -- Nonqualified Stock Option Agreement dated May 1, 2001
                            between BindView and Richard P. Gardner (incorporated by
                            reference to Exhibit 10.6 to the 6/30/2001 10-Q).
         10.19+          -- Nonqualified Stock Option Agreement dated May 1, 2001
                            between BindView and William D. Miller (incorporated by
                            reference to Exhibit 10.7 to the 6/30/2001 10-Q).
         10.20+          -- Nonqualified Stock Option Agreement dated May 1, 2001
                            between BindView and Kevin M. Weiss (incorporated by
                            reference to Exhibit 10.8 to the 6/30/2001 10-Q).
         10.21+          -- Executive Employment Agreement dated May 31, 2001 between
                            BindView and Kevin P. Cohn (incorporated by reference to
                            Exhibit 10.9 to the 6/30/2001 10-Q).
         10.22+          -- Nonqualified Stock Option Agreement dated May 31, 2001
                            between BindView and Kevin P. Cohn (incorporated by
                            reference to Exhibit 10.10 to the 6/30/2001 10-Q).
         10.23+          -- Change of Control Agreement dated May 31, 2001 between
                            BindView and Kevin P. Cohn (incorporated by reference to
                            Exhibit 10.11 to the 6/30/2001 10-Q).
         10.24+          -- Indemnification Agreement dated May 31, 2001 between
                            BindView and Kevin P. Cohn (incorporated by reference to
                            Exhibit 10.12 to the 6/30/2001 10-Q).
         10.25+          -- Indemnification Agreement dated July 18, 2001 between
                            BindView and Gary S. Margolis (incorporated by reference
                            to Exhibit 10.1 to BindView's Quarterly Report on Form
                            10-Q for the quarter ended September 30, 2001 (the
                            "9/30/2001 10-Q").
         10.26+          -- Separation Agreement dated August 1, 2001 to be effective
                            July 2, 2001 between BindView and Richard P. Gardner
                            (incorporated by reference to Exhibit 10.2 to the
                            9/30/2001 10-Q).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.27+          -- Separation Agreement dated August 3, 2001 to be effective
                            July 16, 2001 between BindView and Kevin M. Weiss
                            (incorporated by reference to Exhibit 10.3 to the
                            9/30/2001 10-Q).
         10.28+*         -- 1998 Non-Employee Director Plan, as amended October 26,
                            2001 and February 21, 2002.
         10.29+*         -- Amended and Restated Executive Employment Agreement dated
                            December 31, 2001 between BindView and Edward L. Pierce.
         10.30*          -- Lease agreement dated March 30, 2001 between BindView and
                            Sage Plaza One Ltd.
         10.31+*         -- Indemnification Agreement between the Company and Armand
                            S. Shapiro, effective October 26, 2001.
         10.32+*         -- Promissory Note dated December 31, 2001 executed in favor of Bindview by Edward L. Pierce.
         10.33+*         -- Rescission Agreement dated December 31, 2001 between
                            BindView and Edward L. Pierce.
         10.34+*         -- Restricted Stock Agreement dated December 31, 2001
                            between BindView and Edward L. Pierce.
         10.35+*         -- Security Agreement dated December 31, 2001 between
                            BindView and Edward L. Pierce.
         21.1*           -- Subsidiaries of the Company.
         23.1*           -- Consent of PricewaterhouseCoopers