Form 10-Q
period 2002-03-31
BINDVIEW DEVELOPMENT CORP
filed 2002-05-14
CIK 1061646

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 2002, the Company had 51,728,303 shares of Common Stock, no par value, outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      MARCH 31,     DECEMBER 31,
                                                                        2002            2001
                                                                     ----------     ------------
                                                                     (UNAUDITED)
                              ASSETS
Current assets:
     Cash and cash equivalents                                       $   45,388      $   39,791
     Short-term investments                                                  --           3,253
     Accounts receivable, net of allowance of $1,393 and $1,097           7,825          10,344
     Other                                                                1,176           1,180
                                                                     ----------      ----------
          Total current assets                                           54,389          54,568
     Property and equipment, net                                          9,044           9,221
     Deferred income taxes                                               19,791          19,562
     Investments and other                                                4,766           4,770
                                                                     ----------      ----------
                 Total assets                                        $   87,990      $   88,121
                                                                     ==========      ==========
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $    2,211      $    1,619
     Accrued liabilities                                                  3,928           5,098
     Accrued compensation                                                 2,433           4,051
     Deferred revenues                                                   13,324          10,350
                                                                     ----------      ----------
          Total current liabilities                                      21,896          21,118

Deferred revenues                                                         2,270           2,618
Other                                                                       606             576

Shareholders' equity:
     Common stock, no par value, 100,000 shares authorized,
         51,718 and 54,375 shares issued                                      1               1
     Preferred stock, $0.01 par value, 20,000 shares authorized,
         none issued                                                         --              --
     Additional paid-in capital                                         109,513         121,884
     Notes receivable from shareholders                                  (1,188)         (1,188)
     Accumulated deficit                                                (44,389)        (43,965)
     Accumulated other comprehensive loss                                  (719)           (185)
     Treasury stock, at cost, 2,998 shares outstanding at
         December 31, 2001                                                   --         (12,738)
                                                                     ----------      ----------
           Total shareholders' equity                                    63,218          63,809
                                                                     ----------      ----------
                 Total liabilities and shareholders' equity          $   87,990      $   88,121
                                                                     ==========      ==========

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        --------------------------
                                                           2002            2001
                                                        ----------      ----------
Revenues:
   Licenses                                             $    9,542      $    9,753
   Services                                                  7,263           7,264
                                                        ----------      ----------
                                                            16,805          17,017
Cost of revenues:
   Licenses                                                    156             335
   Services                                                  1,570           1,512
                                                        ----------      ----------
                                                             1,726           1,847

Gross profit                                                15,079          15,170

Operating costs and expenses:
   Sales and marketing                                      10,363          12,958
   Research and development                                  5,019           5,930
   General and administrative                                1,909           2,680
   Transaction and restructuring                                --             594
                                                        ----------      ----------
Operating loss                                              (2,212)         (6,992)

Other income                                                 1,559             885
                                                        ----------      ----------
Loss before income taxes                                      (653)         (6,107)
Benefit for income taxes                                      (229)         (1,832)
                                                        ----------      ----------
Net loss                                                $     (424)     $   (4,275)
                                                        ==========      ==========

Loss per common share - basic and diluted               $    (0.01)     $    (0.08)
                                                        ==========      ==========
Reconciliation of net loss to comprehensive loss:
   Net loss                                             $     (424)     $   (4,275)
   Loss from foreign currency translation                     (534)            (60)
                                                        ----------      ----------
   Comprehensive loss                                   $     (958)     $   (4,335)
                                                        ==========      ==========

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      --------------------------
                                                                         2002            2001
                                                                      ----------      ----------
Cash flows from operating activities:
     Net loss                                                         $     (424)     $   (4,275)
     Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Depreciation and amortization                                    1,037           1,700
          Bad debt expense                                                    --             181
          Deferred income tax benefit                                       (229)         (1,831)
          Other                                                               74              --
          Changes in operating assets and liabilities:
               Accounts receivable                                         2,080           9,511
               Other assets                                                   29             393
               Accounts payable                                              551          (3,182)
               Accrued liabilities                                        (2,820)         (1,846)
               Deferred revenues                                           2,691           1,089
                                                                      ----------      ----------
                    Net cash provided by operating activities              2,989           1,740
                                                                      ----------      ----------
Cash flows from investing activities:
     Capital expenditures                                                   (892)         (1,170)
     Net proceeds from maturity (purchase) of investments                  3,253             (47)
                                                                      ----------      ----------
                    Net cash provided by (used in) investing
                         activities                                        2,361          (1,217)
                                                                      ----------      ----------
Cash flows from financing activities:
     Repurchase of common stock                                               --          (5,842)
     Net proceeds from sale of common stock                                  367             949
                                                                      ----------      ----------
                    Net cash provided by (used in) financing
                         activities                                          367          (4,893)

Effect of exchange rate changes on cash                                     (120)           (151)
                                                                      ----------      ----------
Net increase (decrease) in cash and cash equivalents                       5,597          (4,521)
Cash and cash equivalents at beginning of year                            39,791          49,337
                                                                      ----------      ----------
Cash and cash equivalents at end of period                            $   45,388      $   44,816
                                                                      ==========      ==========

Non-cash financing and investing activities:
  Tax benefit related to the exercise of employee stock options       $       --      $      744

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001.

2.   EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                             --------------------------
                                                2002             2001
                                             ----------      ----------
Numerator:
   Net loss - numerator for
       loss per share - basic and
       diluted                               $     (424)     $   (4,275)
                                             ==========      ==========
Denominator:
   Denominator for basic loss per
     share - weighted-average shares             51,587          51,557

Effect of dilutive securities:
   Effect of stock options                           --              --
                                             ----------      ----------
        Total diluted shares                     51,587          51,557
                                             ==========      ==========
Loss per common share - basic and
   diluted                                   $    (0.01)     $    (0.08)
                                             ==========      ==========

     Options and warrants to purchase 7.9 million shares of common stock for the three months ended March 31, 2002 and 10.1 million shares of common stock for the three months ended March 31, 2001 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

3.   RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

     In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate the Company's return to profitability. The cost of this plan totaled approximately $6.6 million and consisted primarily of (i) involuntary employee separation for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) closing or downsizing of the Company's Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $3.0 million), and (iv) various non-personnel related cuts. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. The costs of the plan were based on management's best estimate based on information available at the time. Subsequent to recording the

                        BINDVIEW DEVELOPMENT CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

charge, the cost of employee severances increased for certain foreign employees and the Company's estimate of sublease rentals for certain leased property increased, which is reflected below in the Adjustments column.

     The accrued restructuring expenses and amounts charged against the provision as of March 31, 2002 were as follows (in thousands):

                                RESTRUCTURING                      CASH                       REMAINING ACCRUAL
                                   CHARGES       ADJUSTMENTS    EXPENDITURES     WRITE-OFFS     MARCH 31, 2002
                                -------------    -----------    ------------     ----------   -----------------
Employee severance ..........     $    2,791     $      764      $   (3,472)     $       --      $       83
Lease commitments ...........          2,182           (934)           (817)             --             431
Office closure costs ........            111            (52)            (59)             --              --
Asset impairments ...........          1,169             --              --          (1,169)             --
Other restructuring costs ...            341            222            (458)             --             105
                                  ----------     ----------      ----------      ----------      ----------
                                  $    6,594     $       --      $   (4,806)     $   (1,169)     $      619
                                  ==========     ==========      ==========      ==========      ==========

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

     At March 31, 2002, the Company had net operating loss ("NOL") carryforwards of approximately $74 million available to offset future taxable income. These NOL carryforwards expire between 2003 and 2021. Because of the uncertainty regarding utilization of the NOL carryforwards, the Company has established a valuation allowance on these carryforwards of $12.5 million. After giving effect to the valuation allowance, the Company has a deferred tax asset of $19.8 million for the estimated after-tax benefit it expects to realize. Management believes that the Company will be able to generate sufficient income during the carryforward period to realize the deferred tax asset. Changes in future actual results could impact the Company's ability to realize the deferred tax asset and may result in a substantial valuation allowance.

5.   SHAREHOLDERS' EQUITY

     In February 2002, the Company retired its 3.0 million treasury shares outstanding. The retirement of these treasury shares is reflected in the accompanying consolidated balance sheet at March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in the "Risk Factors" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as well as other factors such as, for example: the risks associated with lower customer demand in a weak economy; increased competition within the network management software industry; the effects of recently-implemented cost reductions on the Company's business; transitional inefficiencies that may arise during the Company's implementation of recently-announced reorganization plans; and the management challenges of implementing those plans while attempting to maintain employee motivation and effectiveness. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

OVERVIEW

     BindView Development Corporation ("BindView" or the "Company") delivers proactive network security-management software and services to help secure, automate and lower the costs of managing information technology infrastructures. Our software helps safeguard our customers' computer networks from the inside out, working to protect those networks from both internal and external threats, while also helping to lower our customers' overall cost of ownership through automation of numerous administrative tasks and security reporting requirements. Since our founding in 1990, more than 10 million licenses of our software have been shipped worldwide to approximately 5,000 companies, including more than 80 of the Fortune 100 and 24 of the largest 25 U.S. banks.

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

     We sell our products principally through both our direct sales force, which includes our direct sales and telesales personnel, as well as through indirect channels, such as distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs").

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements and Notes thereto. Actual results could differ from those estimates. BindView believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its Consolidated Financial Statements and Notes thereto.

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

     Revenues from maintenance contracts and other related services are reported as service revenue. Customers are generally required to purchase a one-year maintenance agreement in conjunction with their initial licensing of the Company's software products and may elect to purchase up to three years of maintenance. Maintenance revenues are recognized ratably over the contract term. Deferred revenue is comprised primarily of maintenance revenue and revenue from other services. The portion of maintenance contract revenues that have not yet been recognized as revenues is reported as deferred revenue in the accompanying Consolidated Balance Sheets. Deferred maintenance revenue which has not been collected is not recognized.

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

Stock Options

     We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options, which generally provides that no compensation expense is recognized when options are granted with an exercise price equal to fair market value on the date of the grant.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

     REVENUES. Revenues for the current quarter decreased 1.2 percent to $16.8 million, from $17.0 million for the first quarter of 2001. License revenues decreased 2.2 percent to $9.5 million, from $9.8 million for the first quarter of 2001. The decline in revenues in the current quarter was primarily due to a 68 percent decrease in European license revenues to $0.6 million, from $1.9 million for the first quarter of 2001. The decrease in European license revenue was primarily due to a few, large transactions that occurred in the first quarter of 2001 which resulted in revenues for that quarter nearly twice the average of the other three quarters of 2001. We are implementing a number of programs to drive higher performance in Europe, including focusing additional resources on executing tactical marketing programs to increase the number of sales opportunities. The decrease in European license revenue was offset by a 14% increase in license revenues in North America to $8.9 million, from $7.8 million in the first quarter of 2001. Our North American operations accounted for 94 percent of total license revenues in the first quarter of 2002, up from 81 percent of revenues in the first quarter of 2001. This growth reflected, among other things, strong momentum from the fourth quarter and improvements in sales execution. During the quarter, revenues from Microsoft related platforms and applications grew 15 percent from the first quarter of 2001 and now account for approximately 70 percent of revenues. Service revenues remained constant at $7.3 million for both the first quarter of 2002 and 2001.

     GROSS PROFIT. Gross profit for the current quarter totaled $15.1 million, which was down slightly from the first quarter of 2001. Gross margin for the current quarter was 89.7 percent compared with 89.1 percent in the first quarter of 2001. The expansion in gross margin reflected the improvement in operating leverage in our technical support and professional services units as a result of our restructuring initiatives.

     OPERATING COSTS AND EXPENSES. Operating costs and expenses for the current quarter totaled $17.3 million, down from $22.2 million for the first quarter of 2001. The improvement was the result of the reduction in operating costs and expenses related to the Company's 2001 corporate reorganization and restructuring.

     Sales and marketing expenses for the current quarter decreased 20.0 percent to $10.4 million, from $13.0 million for the first quarter of 2001. The significant level of spending in the first quarter of 2001 primarily related to:
(i) building and maintaining an enterprise sales force focused exclusively on increasing sales to large enterprise customers and (ii) expanding the Company's European sales offices. Because of the difficult operating environment, these investments did not generate sufficient revenues to justify their cost and were significantly reduced as part of our restructuring that took place in mid-2001. As a result of this restructuring, we reduced the Company's quarterly sales and marketing expenses to pre-build up levels.

     Research and development expenses for the current quarter decreased 15.4 percent to $5.0 million, from $5.9 million for the first quarter of 2001. This decrease primarily related to the closing or downsizing of the Company's development offices in Boston, Massachusetts and Arlington, Virginia and consolidating those development activities into existing development centers in Houston, Texas and Pune, India. We expect future research and development expenses to decrease as a percentage of revenues as a result of these restructuring initiatives as well as our anticipated growth in future revenues.

     General and administrative expenses for the current quarter decreased 28.8 percent to $1.9 million, from $2.7 million for the first quarter of 2001. This decrease primarily related to the reduction in administrative expenses related to our restructuring initiatives. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of restructuring initiatives commenced in late 2001 to improve operating efficiencies as well as our anticipated growth in future revenues.

     In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate the Company's return to profitability. The cost of this plan totaled approximately $6.6 million, of which $0.6 million was incurred in the first quarter of 2001 and $6.0 million was incurred in the third quarter of 2001, and consisted primarily of (i) involuntary employee separation for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) closing or downsizing of the Company's Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $3.0 million), and (iv) various non-personnel related cuts. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. The costs of the plan were based on management's best estimate based on information available at the time. Subsequent to recording the charge, the cost of employee severances increased for certain foreign employees and the Company's estimate of sublease rentals for certain leased property increased, which is reflected below in the Adjustments column.

     The accrued restructuring expenses and amounts charged against the provision as of March 31, 2002 were as follows (in thousands):

                                RESTRUCTURING                       CASH                      REMAINING ACCRUAL
                                   CHARGES       ADJUSTMENTS    EXPENDITURES     WRITE-OFFS     MARCH 31, 2002
                                -------------    -----------    ------------     ----------   -----------------
Employee severance ..........     $    2,791     $      764      $   (3,472)     $       --      $       83
Lease commitments ...........          2,182           (934)           (817)             --             431
Office closure costs ........            111            (52)            (59)             --              --
Asset impairments ...........          1,169             --              --          (1,169)             --
Other restructuring costs ...            341            222            (458)             --             105
                                  ----------     ----------      ----------      ----------      ----------
                                  $    6,594     $       --      $   (4,806)     $   (1,169)     $      619
                                  ==========     ==========      ==========      ==========      ==========

     OTHER INCOME. Other income totaled $1.6 million and $0.9 million for the three months ended March 31, 2002 and 2001, respectively. The increase in other income was due to the receipt of a $1.3 million settlement of a business interruption claim related to the flooding that occurred in June 2001.

     BENEFIT FOR INCOME TAXES. The benefit for income taxes for the current quarter was $0.2 million (an effective tax rate of 35 percent), compared with a tax benefit of $1.8 million (an effective tax rate of 30 percent) for the first quarter of 2001. The Company's effective tax rate includes the effects of state and foreign income taxes and certain foreign losses for which no tax benefits have been provided.

     NET LOSS. Due to the factors described above, net loss for the quarter ended March 31, 2002 was $0.4 million compared with $4.3 million for the quarter ended March 31, 2001.

     OUTLOOK. The Company anticipates that revenues for 2002 will range between $75 and $80 million and earnings to range between $0.5 and $2.0 million ($0.01 to $0.04 per share). The Company anticipates that revenues for second quarter of 2002 will be at or slightly above the first quarter of 2002 and the net loss is expected to range between $1.1 million and $1.4 million ($0.02 and $0.03 per share.) The Company's ability to achieve or exceed these estimates will depend on the expected increase in IT security spending for 2002 and continued improvement in sales execution and marketing effectiveness from the Company's programs put in place in late 2001 and early 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

     The Company had cash, cash equivalents and short-term investments of $45.4 million at March 31, 2002 compared with $43.0 million at December 31, 2001. The major reason for the increase related to improvements in working capital management and receipt of a $1.3 million settlement of a business interruption claim related to the flooding that occurred in June 2001.

     Cash flows provided by operating activities were $3.0 million in the first quarter of 2002 and $1.7 million in the first quarter of 2001. The increase in cash provided by operating activities in 2002 is due to an increase in cash generated from changes in net operating assets and liabilities resulting from improvements in working capital management.

     Cash flows provided by (used in) investing activities were $2.4 million in the first quarter of 2002 and $(1.2) million in the first quarter of 2001. The increase in cash generated from investing activities related to a reduction in capital expenditures in the current quarter compared with the first quarter of 2001, as well as an increase in proceeds generated from the maturity of investments that were not reinvested.

     Cash flows provided by (used in) financing activities were $0.4 million in the first quarter of 2002 and $(4.9) million in the first quarter of 2001. Cash provided by financing activities during the current quarter was the result of $0.4 million in cash provided by the exercise of employee stock options. The use of cash in financing activities in the first quarter of 2001 was a result of the repurchase of 1.6 million shares of the Company's common stock for $5.8 million, partially offset by cash provided by the exercise of employee stock options, which totaled $0.9 million.

     We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The contractual obligation under these lease commitments were comprised of the following as of March 31, 2002:

   CONTRACTUAL OBLIGATION           TOTAL           2002         2003 - 2005     2006 - 2007    2008 AND BEYOND
-----------------------------     ----------     ----------      -----------     -----------    ---------------
Operating leases ............     $   38,844     $    3,021      $   10,642      $    9,047      $   16,134
Sub-leasing arrangements* ...         (2,483)          (833)         (1,650)             --
                                  ----------     ----------      ----------      ----------      ----------
                                  $   36,361     $    2,188      $    8,992      $    9,047      $   16,134
                                  ==========     ==========      ==========      ==========      ==========

     * The Company has sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments.

     The Company's expected principal cash requirements for the remainder of 2002 are: (i) capital expenditures between $1.5 and $2.5 million, primarily for computer and software equipment (ii) fund working capital requirements, (iii) net payments on operating leases of approximately $2.2 million, and (iv) payment of accrued restructuring expenses of approximately $0.5 million. The Company believes that it has sufficient cash on hand to meet these cash requirements, as well as its cash requirements for the foreseeable future.

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

    Exhibit 10.1* Indemnification agreement between the Company and Eric J. Pulaski, executed March 27, 2002

    Exhibit 10.2* Indemnification agreement between the Company and Peter L. Bloom, executed March 27, 2002

    Exhibit 10.3* Indemnification agreement between the Company and Richard A. Hosley II, executed March 27, 2002

    *Incorporated by reference to Indemnification Agreement filed as Exhibit
     10.31 to BindView's Annual Report on Form 10-K (the "2001 Form 10-K") for the year ended December 31, 2001. The indemnification agreements referenced above are identical to Exhibit 10.31 in the 2001 Form 10-K, with the exception of the indemnitee name and the date executed.

(b) Reports on Form 8-K.

    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BINDVIEW DEVELOPMENT CORPORATION


May 14, 2002                        By:          /s/ Kevin P. Cohn
                                       ----------------------------------------
                                                     Kevin P. Cohn
                                         Vice President, Controller and Chief
                                       Accounting Officer (Principal accounting
                                                      officer)