Form 10-Q
period 2002-06-30
BINDVIEW DEVELOPMENT CORP
filed 2002-08-14
CIK 1061646

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 12, 2002, the Company had 51,763,613 shares of Common Stock, no par value, outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   2002              2001
                                                                               ------------      ------------
                                                                               (UNAUDITED)
                               ASSETS
Current assets:
     Cash and cash equivalents                                                 $     43,662      $     39,791
     Short-term investments                                                              --             3,253
     Accounts receivable, net of allowance of $1,254 and $1,097                       8,295            10,344
     Other                                                                            1,041             1,180
                                                                               ------------      ------------
          Total current assets                                                       52,998            54,568
     Property and equipment, net                                                      9,159             9,221
     Deferred income taxes                                                               --            19,562
     Other                                                                            4,752             4,770
                                                                               ------------      ------------
                 Total assets                                                  $     66,909      $     88,121
                                                                               ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $      3,549      $      1,763
     Accrued liabilities                                                              4,301             4,954
     Accrued compensation                                                             2,999             4,051
     Deferred revenues                                                               12,237            10,350
                                                                               ------------      ------------
          Total current liabilities                                                  23,086            21,118

Deferred revenues                                                                     2,188             2,618
Other liabilities                                                                       148               576

Commitments and contingencies

Shareholders' equity:
     Common stock, no par value, 100,000 shares authorized, 51,729 and
         54,375 shares issued                                                             1                 1
     Additional paid-in capital                                                     109,519           121,884
     Accumulated deficit                                                            (66,855)          (43,965)
     Accumulated other comprehensive loss                                              (211)             (185)
     Less -- notes receivable from shareholders                                        (927)           (1,188)
     Less -- 29 and 2,998 shares of common stock held in treasury, at cost              (40)          (12,738)
                                                                               ------------      ------------
           Total shareholders' equity                                                41,487            63,809
                                                                               ------------      ------------
                 Total liabilities and shareholders' equity                    $     66,909      $     88,121
                                                                               ============      ============



            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS                SIX MONTHS
                                             ENDED JUNE 30,              ENDED JUNE 30,
                                         ----------------------      ----------------------
                                           2002          2001          2002          2001
                                         --------      --------      --------      --------
Revenues:
   Licenses                              $  7,623      $ 10,296      $ 17,165      $ 20,049
   Services                                 7,380         7,222        14,643        14,486
                                         --------      --------      --------      --------
                                           15,003        17,518        31,808        34,535
                                         --------      --------      --------      --------

Cost of revenues:
   Licenses                                    93           301           249           636
   Services                                 1,358         1,908         2,928         3,420
                                         --------      --------      --------      --------
                                            1,451         2,209         3,177         4,056
                                         --------      --------      --------      --------

Gross profit                               13,552        15,309        28,631        30,479

Operating costs and expenses:
   Sales and marketing                      9,515        14,836        19,878        27,794
   Research and development                 4,949         5,974         9,968        11,904
   General and administrative               1,909         5,844         3,818         8,524
   Restructuring                               --            --            --           594
                                         --------      --------      --------      --------

Operating loss                             (2,821)      (11,345)       (5,033)      (18,337)

Other income                                  146           464         1,705         1,349
                                         --------      --------      --------      --------

Loss before income taxes                   (2,675)      (10,881)       (3,328)      (16,988)
Provision (benefit) for income taxes       19,791        (3,167)       19,562        (4,999)
                                         --------      --------      --------      --------
Net Loss                                 $(22,466)     $ (7,714)     $(22,890)     $(11,989)
                                         ========      ========      ========      ========

Loss per common share - basic and
    Diluted                              $  (0.43)     $  (0.15)     $  (0.44)     $  (0.23)
                                         ========      ========      ========      ========



            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
                                                                              2002          2001
                                                                            --------      --------
Cash flows from operating activities:
     Net loss                                                               $(22,890)     $(11,989)
      Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
          Depreciation and amortization                                        2,205         3,160
          Bad debt expense                                                        --         2,812
          Deferred income tax expense (benefit)                               19,562        (4,999)
          Other                                                                   48            --
          Changes in operating assets and liabilities:
               Accounts receivable                                             1,910         8,958
               Other assets                                                      186           127
               Accounts payable                                                1,516        (2,845)
               Accrued liabilities                                            (2,036)        1,657
               Deferred revenues                                               1,371          (502)
                                                                            --------      --------
                    Net cash provided by (used in) operating activities        1,872        (3,621)
                                                                            --------      --------

Cash flows from investing activities:
     Capital expenditures                                                     (2,086)       (1,923)
     Net proceeds from maturity of investments                                 3,253         6,705
     Other                                                                        25            --
                                                                            --------      --------
                    Net cash provided by investing activities                  1,192         4,782
                                                                            --------      --------

Cash flows from financing activities:
     Repurchase of common stock                                                  (40)       (7,075)
     Net proceeds from sale of common stock                                      374         1,754
                                                                            --------      --------
                    Net cash provided by (used in) financing activities          334        (5,321)

Effect of exchange rate changes on cash                                          473          (153)
                                                                            --------      --------
Net increase (decrease) in cash and cash equivalents                           3,871        (4,313)
Cash and cash equivalents at beginning of year                                39,791        49,337
                                                                            --------      --------
Cash and cash equivalents at end of period                                  $ 43,662      $ 45,024
                                                                            ========      ========

Non- cash financing and investing activities:
  Reduction of shareholder note in lieu of guaranteed bonus                 $    261      $     --

  Note receivable from shareholder in exchange for
    400,000 shares of common stock                                          $     --      $  1,044



            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         The accompanying consolidated financial statements of BindView Development Corporation, a Texas corporation (the "Company" or "BindView"), included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. Certain accounts in the consolidated financial statements for 2001, as previously presented, have been reclassified to conform with current year classifications.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001.


2.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                              THREE MONTHS                 SIX MONTHS
                                             ENDED JUNE 30,              ENDED JUNE 30,
                                         ----------------------      ----------------------
                                           2002          2001          2002          2001
                                         --------      --------      --------      --------
Numerator:
   Net loss - numerator for
     loss per share - basic and
     diluted                             $(22,466)     $ (7,714)     $(22,890)     $(11,989)
                                         ========      ========      ========      ========

Denominator:
   Denominator for basic loss per
     share - weighted-average shares       51,719        51,632        51,653        51,577

   Effect of dilutive securities               --            --            --            --
                                         --------      --------      --------      --------
        Total diluted shares               51,719        51,632        51,653        51,577
                                         ========      ========      ========      ========

Loss per common share - basic and
   diluted                               $  (0.43)     $  (0.15)     $  (0.44)     $  (0.23)
                                         ========      ========      ========      ========

         Options and warrants to purchase 9.8 million shares of common stock for the three and six months ended June 30, 2002 and 13.1 million shares of common stock for the three and six months ended June 30, 2001 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

3.       RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

         In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate the Company's return to profitability. The cost of this plan totaled approximately $6.6 million and consisted primarily of (i) involuntary employee separation for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) closing or downsizing of the Company's Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $3.0 million), and (iv) various non-personnel related cuts. The restructuring costs included a $1.2 million charge related to asset impairments of

                        BINDVIEW DEVELOPMENT CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


leasehold improvements, equipment and other assets of the closed or downsized offices. The costs of the plan were based on management's best estimate based on information available at the time. Subsequent to recording the charge, the cost of employee severances increased for certain foreign employees and the Company's estimate of sublease rentals for certain leased property increased resulting in a reduction to the Company's lease commitment obligations, which is reflected below in the Adjustments column.

         The accrued restructuring expenses and amounts charged against the provision as of June 30, 2002 were as follows (in thousands):


                                                                                                                     REMAINING
                                        RESTRUCTURING                            CASH                                 ACCRUAL
                                           CHARGES         ADJUSTMENTS       EXPENDITURES        WRITE-OFFS        JUNE 30, 2002
                                        -------------     -------------      -------------      -------------      -------------
Employee severance ...................  $       2,791     $         809      $      (3,562)     $          --      $          38
Lease commitments ....................          2,182              (987)              (894)                --                301
Office closure costs .................            111               (22)               (89)                --                 --
Asset impairments ....................          1,169                --                 --             (1,169)                --
Other restructuring costs ............            341               200               (507)                --                 34
                                        -------------     -------------      -------------      -------------      -------------
                                        $       6,594     $          --      $      (5,052)     $      (1,169)     $         373
                                        =============     =============      =============      =============      =============

4.       INCOME TAXES

         The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         At June 30, 2002, the Company had net operating loss ("NOL") carryforwards of approximately $77 million available to offset future taxable income. These NOL carryforwards expire between 2003 and 2021. The deferred tax assets, such as those relating to net operating losses, reflect the estimated benefit of using the net operating loss carryforward to reduce future taxable income. As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company continued its assessments of the realization of its deferred tax assets and as a result, concluded that a full valuation allowance of $19.8 million was appropriate at June 30, 2002.

         As in its prior assessments, the Company considered its current and previous performance and other relevant factors in determining the sufficiency of its valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than management's outlook for future profitability. Management remains optimistic about the future prospects of the Company's business and the industry and continues to believe that over time, as the market improves, the Company should generate sufficient taxable income to utilize a substantial portion of its net operating loss carryforwards. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

5.       SHAREHOLDERS' EQUITY

         In February 2002, the Company retired 3.0 million shares of its common stock held in treasury, which is reflected in the accompanying consolidated balance sheet at June 30, 2002.

                        BINDVIEW DEVELOPMENT CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       SUBSEQUENT EVENT

         In July 2002, the Company approved a restructuring plan to improve operating efficiency that includes: (i) a reduction of research and development resources in Houston by shifting more of the development of certain products to its lower cost India development center, (ii) a streamlining of sales management and (iii) various non-personnel related cuts. The Company estimates it will take a restructuring charge between $1.5 million and $2.0 million in the third quarter of 2002 for expected costs to be incurred as a result of implementing this plan.

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

         We follow Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to certain transactions" ("SOP 98-9"), in accounting for revenues. We primarily license our software products under perpetual licenses. Revenues are recognized under these arrangements once the following criteria are met: (i) a written purchase order, license agreement or contract has been executed; (ii) software, or software license authorization code in situations where the customer previously received evaluation software, has been delivered to the customer; (iii) license agreements with no significant vendor obligations or customer acceptance rights outstanding have been issued to the customer; (iv) the license fee is fixed and determinable and collection of the fee is probable; and (v) vendor-specific objective evidence exists to allocate the total fee. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately. In situations where vendor-specific objective evidence does not exist, and all other revenue recognition criteria have been met, revenue is recognized ratably over the life of the agreement. If installation is essential to the functionality of the software, revenue is deferred until completion of the installation.

         Revenues from maintenance contracts and other related services are reported as service revenue. Customers are generally required to purchase a one-year maintenance agreement in conjunction with their initial licensing of the Company's software products and may elect to purchase up to three years of maintenance. Maintenance revenues are recognized ratably over the contract term. The portion of maintenance contract revenues that have not yet been recognized as revenues is reported as deferred revenue in the accompanying Consolidated Balance Sheets. Deferred maintenance revenue, which has not been collected is not recognized. In addition to deferred maintenance, deferred revenues also include services which have been billed but not performed or license contracts for which the aforementioned revenue recognition criteria have not been met.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

         REVENUES. Revenues for the current quarter decreased 14.4 percent to $15.0 million, from $17.5 million for the second quarter of 2001. This reduction in revenues related primarily to a decline in license revenues. License revenues for the quarter were $7.6 million, compared with $10.3 million for the second quarter of 2001. This decline reflected a lengthening of the sales cycle for large enterprise transactions and lower than expected sales in Europe due to the difficult economic environment. Service revenues increased 2.2 percent to $7.4 million, from $7.2 million for the second quarter 2002.

         License revenues from our North American operations totaled $6.8 million, or approximately 89 percent of total license revenues in the second quarter of 2002, down from $9.4 million, or approximately 91 percent of revenues in the second quarter of 2001. The decline in license revenue is primarily attributable to (i) the Company experiencing a lengthening sales cycle for larger transactions ($250 thousand or higher) and (ii) lower productivity in certain geographic areas. In July 2002, the Company reorganized its sales management, realigned certain sales teams and put into place other enhancements to the sales process to raise sales productivity levels.

         License revenues from our European operations were approximately $0.8 million, down from $0.9 million in the second quarter of 2001. To improve sales efficiency in Europe, we are making changes in European sales management and will focus additional efforts on training and sales support, as well as increased executive-level involvement in larger opportunities.

         GROSS PROFIT. Gross profit for the current quarter totaled $13.6 million, which was down from $15.3 million in the second quarter of 2001. The decrease in gross profit related to the decline in license revenues. Gross margin for the current quarter was 90.3 percent compared with 87.4 percent in the second quarter of 2001. The expansion in gross margin reflected the improvement in operating leverage in our technical support and professional services units as a result of our restructuring initiatives.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the current quarter totaled $16.4 million, down from $26.7 million for the second quarter of 2001. The improvement was primarily the result of the Company's 2001 corporate reorganization and restructuring, as well as additional actions taken to improve operating efficiency.

         Sales and marketing expenses for the current quarter decreased 35.8 percent to $9.5 million, from $14.8 million for the second quarter of 2001. The significant level of spending in the second quarter of 2001 primarily related to: (i) building and maintaining an enterprise sales force focused exclusively on increasing sales to large enterprise customers and (ii) expanding the Company's European sales offices. Because of the difficult operating environment, these investments did not generate sufficient revenues to justify their cost and were significantly reduced as part of our restructuring that took place in mid-2001. As a result of this restructuring, we reduced the Company's quarterly sales and marketing expenses to pre-build up levels. Furthermore, we believe the restructuring initiatives currently underway, as well as our anticipated growth in revenues will reduce sales and marketing expenses as a percentage of revenues going forward.

         Research and development expenses for the current quarter decreased
17.2 percent to $4.9 million, from $6.0 million for the second quarter of 2001. This decrease primarily related to the closing or downsizing of the Company's development offices in Boston, Massachusetts and Arlington, Virginia and consolidating those development activities into existing development centers in Houston, Texas and Pune, India. We expect future research and development expenses to decrease as a percentage of revenues as a result of our prior and current restructuring initiatives as well as our anticipated growth in future revenues.

         General and administrative expenses for the current quarter decreased
67.3 percent to $1.9 million, from $5.8 million for the second quarter of 2001. This decrease primarily related to the reduction in administrative expenses related to our restructuring initiatives and a $2.6 million provision for bad debts taken in the second quarter of 2001. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of restructuring initiatives commenced in late 2001 to improve operating efficiencies as well as our anticipated growth in future revenues.

         In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate the Company's return to profitability. The cost of this plan totaled approximately $6.6 million, of which $0.6 million was incurred in the first quarter of 2001 and $6.0 million was incurred in the third quarter of 2001, and consisted primarily of (i) involuntary employee separation for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) closing or downsizing of the Company's Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $3.0 million), and (iv) various non-personnel related cuts. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. The costs of the plan were based on management's best estimate based on information available at the time. Subsequent to recording the charge, the cost of employee severances increased for certain foreign employees and the Company's estimate of sublease rentals for certain leased property increased resulting in a reduction in the Company's lease commitment obligation, which is reflected below in the Adjustments column.

         The accrued restructuring expenses and amounts charged against the provision as of June 30, 2002 were as follows (in thousands):


                                                                                                                REMAINING
                                   RESTRUCTURING                            CASH                                 ACCRUAL
                                      CHARGES         ADJUSTMENTS       EXPENDITURES        WRITE-OFFS        JUNE 30, 2002
                                   -------------     -------------      -------------      -------------      -------------
Employee severance ...........     $       2,791     $         809      $      (3,562)     $          --      $          38
Lease commitments ............             2,182              (987)              (894)                --                301
Office closure costs .........               111               (22)               (89)                --                 --
Asset impairments ............             1,169                --                 --             (1,169)                --
Other restructuring costs ....               341               200               (507)                --                 34
                                   -------------     -------------      -------------      -------------      -------------
                                   $       6,594     $          --      $      (5,052)     $      (1,169)     $         373
                                   =============     =============      =============      =============      =============


         OTHER INCOME. Other income totaled $0.1 million and $0.5 million for the three months ended June 30, 2002 and 2001, respectively. The decline in other income was the result of lower interest rates as well as lower investment balances during the period.

         PROVISION (BENEFIT) FOR INCOME TAXES. The Company provided a full valuation allowance against the deferred tax assets of $19.8 million in the current quarter, compared with a tax benefit of $3.2 million (an effective tax rate of 29.1 percent) for the second quarter of 2001. As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company continued its assessments of the realization of its deferred tax assets and as a result, concluded that a full valuation allowance was appropriate at June 30, 2002.

         As in its prior assessments, the Company considered its current and previous performance and other relevant factors in determining the sufficiency of its valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than management's outlook for future profitability. Management remains optimistic about the future prospects of the Company's business and the industry and continues to believe that over time, as the market improves, the Company should generate sufficient taxable income to utilize a substantial portion of its net operating loss carryforwards. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

         NET LOSS. Due to the factors described above, net loss for the quarter ended June 30, 2002 was $22.5 million compared with $7.7 million for the quarter ended June 30, 2001.

         OUTLOOK. The Company expects revenues for the second half of 2002 to range between $35.0 million and $40.0 million. At these revenue levels, the Company expects to generate positive operating income and cash flows for the second half of 2002, before the effects of any restructuring charges discussed below. Excluding the restructuring charge of $1.5 million to $2.0 million, described below, that the Company plans to take in the third quarter of 2002, net income is expected to range between $1.0 million, or $0.02 per share, and $4.0 million, or $0.08 per share, for the second half of 2002. The Company's ability to achieve or exceed these estimates will depend on the expected increase in IT security spending and continued improvement in the Company's sales execution and marketing effectiveness.

         In July 2002 the Company approved a plan to improve operating efficiency that includes a reduction of research and development resources in Houston by shifting more of the development of certain products to its lower cost India development center, a streamlining of its sales management and various non-personnel related cuts. The restructuring includes eliminating the chief operating officer position going forward and consolidating operations across all sales and marketing functions under two new positions that are being created for vice president of worldwide sales and vice president of worldwide marketing.

         Management believes that this restructuring will both reduce expenses and result in more effective sales and marketing operations going forward. Most of the actions under the plan will be completed by the end of the third quarter of 2002 and upon its full implementation, the Company expects to be able to generate positive operating income on quarterly revenues of approximately $16.7 million. The Company expects to take a charge of $1.5 million to $2.0 million in the third quarter of 2002 for the costs of the restructuring under the plan. Restructuring costs are expected to consist primarily of employee severance and leasehold abandonment costs.

         Early in the third quarter of 2002, William D. Miller, the Company's chief operating officer, resigned to accept a management position with another company. Mr. Miller's sales management responsibilities have been transferred to Kenneth D. Naumann, who has been promoted to vice president of worldwide sales. Mr. Naumann was formerly vice president of sales for the Americas. The Company has begun a search for a senior vice president of worldwide marketing.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

         REVENUES. Revenues for the first six months of 2002 decreased 7.9 percent to $31.8 million, from $34.5 million for the first six months of 2001. The decline in revenues was primarily the result of a decrease in license revenues of 14.4 percent to $17.2 million, from $20.0 million for the first six months of 2001. The decline in license revenues reflected a lengthening of the sales cycle for large enterprise transactions and lower than expected sales in Europe due to the difficult economic environment. Service revenues increased slightly to $14.6 million, from $14.5 million for the first six months of 2001.

         GROSS PROFIT. Gross profit for the first six months of 2002 totaled $28.6 million, which was down from $30.5 million in the first six months of 2001 as a result of the decline in license revenues. Gross margin for the first six months was 90.0 percent compared with 88.3 percent in the first six months of 2001. The expansion in gross margin reflected the improvement in operating leverage in our technical support and professional services units as a result of our restructuring initiatives.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2002 totaled $33.7 million, down from $48.8 million for the six months ended June 30, 2001. The improvement was primarily the result of the Company's 2001 corporate reorganization and restructuring initiated to improve operating efficiency and leverage.

         Sales and marketing expenses for the six months ended June 30, 2002 decreased 28.5 percent to $19.9 million, from $27.8 million for the six months ended June 30, 2001. The significant level of spending in the first half of 2001 primarily related to: (i) building and maintaining an enterprise sales force focused exclusively on increasing sales to large enterprise customers and (ii) expanding the Company's European sales offices. Because of the difficult operating environment, these investments did not generate sufficient revenues to justify their cost and were significantly reduced as part of our restructuring that took place in mid-2001. As a result of this restructuring, we reduced the Company's quarterly sales and marketing expenses to pre-build up levels. Furthermore, we believe that the restructuring initiatives currently underway as well as our anticipated growth in revenues will reduce sales and marketing expenses as a percentage of revenues going forward.

         Research and development expenses for the six months ended June 30, 2002 decreased 16.3 percent to $10.0 million, from $11.9 million for the six months ended June 30, 2001. This decrease primarily related to the closing or downsizing of the Company's development offices in Boston, Massachusetts and Arlington, Virginia and consolidating those development activities into existing development centers in Houston, Texas and Pune, India. We expect future research and development expenses to decrease as a percentage of revenues as a result of these restructuring initiatives as well as our anticipated growth in future revenues.

         General and administrative expenses for the six months ended June 30, 2002 decreased 55.2 percent to $3.8 million, from $8.5 million for the six months ended June 30, 2001. This decrease primarily related to the reduction in administrative expenses related to our restructuring initiatives and a $2.6 million provision for bad debts taken in the second quarter of 2001. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of restructuring initiatives commenced in late 2001 to improve operating efficiencies as well as our anticipated growth in future revenues.

         In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate the Company's return to profitability. The cost of this plan totaled approximately $6.6 million, of which $0.6 million was incurred in the first quarter of 2001 and $6.0 million was incurred in the third quarter of 2001, and consisted primarily of (i) involuntary employee separation for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) closing or downsizing of the Company's Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $3.0 million), and (iv) various non-personnel related cuts. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. The costs of the plan were based on management's best estimate based on information available at the time. Subsequent to recording the charge, the cost of employee severances increased for certain foreign employees and the Company's estimate of sublease rentals for certain leased property increased resulting in a reduction in the Company's lease commitment obligation, which is reflected below in the Adjustments column.

         The accrued restructuring expenses and amounts charged against the provision as of June 30, 2002 were as follows (in thousands):


                                                                                                                REMAINING
                                   RESTRUCTURING                            CASH                                 ACCRUAL
                                      CHARGES         ADJUSTMENTS       EXPENDITURES        WRITE-OFFS        JUNE 30, 2002
                                   -------------     -------------      -------------      -------------      -------------
Employee severance ...........     $       2,791     $         809      $      (3,562)     $          --      $          38
Lease commitments ............             2,182              (987)              (894)                --                301
Office closure costs .........               111               (22)               (89)                --                 --
Asset impairments ............             1,169                --                 --             (1,169)                --
Other restructuring costs ....               341               200               (507)                --                 34
                                   -------------     -------------      -------------      -------------      -------------
                                   $       6,594     $          --      $      (5,052)     $      (1,169)     $         373
                                   =============     =============      =============      =============      =============

         OTHER INCOME. Other income totaled $1.7 million and $1.3 million for the six months ended June 30, 2002 and 2001, respectively. The increase in other income in 2002 was due to the receipt of a $1.3 million settlement in the first quarter of 2002 of a business interruption claim related to flooding that occurred in June 2001. This increase was offset by lower interest rates as well as lower investment balances during the period.

         PROVISION (BENEFIT) FOR INCOME TAXES. The Company provided a full valuation allowance against the deferred tax assets of $19.6 million in the six months ended June 30, 2002, compared with a tax benefit of $5.0 million (an effective tax rate of 29.4 percent) for the first six months of 2001. As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company continued its assessments of the realization of its deferred tax assets and as a result, concluded that a full valuation allowance was appropriate at June 30, 2002.

         As in its prior assessments, the Company considered its current and previous performance and other relevant factors in determining the sufficiency of its valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than management's outlook for future profitability. Management remains optimistic about the future prospects of the Company's business and the industry and continues to believe that over time, as the market improves, the Company should generate sufficient taxable income to utilize a substantial portion of its net operating loss carryforwards. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

         NET LOSS. Due to the factors described above, net loss for the first six months ended June 30, 2002 was $22.9 million compared with $12.0 million for the first six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

         The Company had cash, cash equivalents and short-term investments of $43.7 million at June 30, 2002 compared with $43.0 million at December 31, 2001. The major reason for the increase related to improvements in working capital management and receipt of a $1.3 million settlement in the first quarter of 2002 of a business interruption claim related to flooding that occurred in June 2001.

         Cash flows provided by (used in) operating activities were $1.9 million in the first six months of 2002 compared with $(3.6) million in the first six months of 2001. The increase in cash provided by operating activities in 2002 was due to: (i) the significant reduction in its loss before income taxes for the first half of 2002 compared with the first half of 2001 and (ii) the increase in cash generated from changes in net operating assets and liabilities resulting from improvements in working capital management.

         Cash flows provided by investing activities were $1.2 million in the first six months of 2002 compared with $4.8 million in the first six months of 2001. The decrease in cash generated from investing activities related to a reduction in proceeds generated from the maturity of investments. Capital expenditures for the first six months of 2002 were $2.1 million compared with $2.0 million for the first six months of 2001. Capital expenditures for the first six months of 2002 reflected investments in excess of $1.0 million in the Company's customer relationship management systems made in order to enhance sales force efficiency.

         Cash flows provided by (used in) financing activities were $0.3 million in the first six months of 2002 compared with $(5.3) million in the first six months of 2001. Cash provided by financing activities during the first six months of 2002 was the result of $0.4 million in cash provided primarily by employee purchases of common stock through the Company's Employee Stock Purchase Plan. The use of cash in financing activities in the first six months of 2001 was primarily due to the repurchase of 2.0 million shares of the Company's common stock for $7.1 million, partially offset by cash provided by the exercise of employee stock options, which totaled $1.8 million. During the first half of 2002, the Company repurchased 28,500 shares of its common stock at an average price of $1.41 per share. In July 2002, the Company's Board of Directors approved $4.0 million for stock repurchases in the third quarter of 2002. Thereafter, the Board will each quarter evaluate the buyback program and determine the parameters for future stock repurchases.

         We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The contractual obligations under these lease commitments were comprised of the following as of June 30, 2002:

          CONTRACTUAL                                                                              2008 AND
          OBLIGATION                 TOTAL          2002        2003 -- 2005      2006 -- 2007      BEYOND
          -----------              ---------      --------      ------------      ------------     --------
Operating leases .............     $  37,844      $  2,021      $     10,642      $      9,047     $ 16,134
Sub-leasing arrangements* ....        (2,261)         (575)           (1,686)               --           --
                                   ---------      --------      ------------      ------------     --------
                                   $  35,583      $  1,446      $      8,956      $      9,047     $ 16,134
                                   =========      ========      ============      ============     ========

         * The Company has sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments.

         The Company's expected principal cash requirements for the remainder of 2002 are: (i) capital expenditures between $1.0 million and $1.5 million, primarily for computer hardware and software, including enhancement to its customer relationship management and revenue knowledge management systems (ii) to fund working capital requirements, (iii) payment of restructuring expenses of approximately $1.5 to $2.0 million and

(iv) stock repurchases (up to $4.0 million) under its buyback program. The Company believes that it has sufficient cash on hand to meet these cash requirements, as well as its cash requirements for the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the annual meeting of shareholders of the Company on May 23, 2002, Richard A Hosley II was re-elected to a three-year term as a director of the Company. The voting on Mr. Hosley's re-election was as follows:

         RE-ELECTION OF RICHARD A. HOSLEY II AS DIRECTOR

     Total shares issued and outstanding at the record date           51,718,013
     of April 4, 2002:

     Shares voted in favor:                                           48,857,949

     Shares abstaining:                                                   78,663

     Total shares voted:                                              48,936,612

The names of each other director whose term of office as a director continued after the meeting are: Peter L. Bloom; Edward L. Pierce; Eric J. Pulaski; and Armand S. Shapiro.


ITEM 5. OTHER INFORMATION

BY-LAW AMENDMENT

On May 23, 2002, the Board of Directors of the Company amended the first sentence of Section 2.03 of the Company's by-laws to read as follows: "Special meetings of the shareholders for any purpose or purposes may be called by the board of directors."

SUBSEQUENT EVENTS

On July 15, 2002, William D. Miller, senior vice president and chief operating officer of the Company, resigned to accept an executive position at another company.

Peter L. Bloom, a director of the Company, resigned from the Board of Directors effective August 1, 2002.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 3.3 Bylaws of BindView Development Corporation, as amended May 23, 2002

     Exhibit 99.1 Certification of Chief Executive Officer of BindView Development Corporation

     Exhibit 99.2 Certification of Chief Financial Officer of BindView Development Corporation

(b)  Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BINDVIEW DEVELOPMENT CORPORATION


August 14, 2002                        By: /s/ Kevin P. Cohn
                                          --------------------------------------
                                                      Kevin P. Cohn
                                       Vice President, Controller and Chief
                                       Accounting Officer (Principal Accounting
                                       Officer)

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
         3.3               Bylaws of BindView Development Corporation, as
                           amended May 23, 2002

         99.1              Certification of Chief Executive Officer of BindView
                           Development Corporation

         99.2              Certification of Chief Financial Officer of BindView
                           Development Corporation