Form 10-Q
period 2002-09-30
BINDVIEW DEVELOPMENT CORP
filed 2002-11-13
CIK 1061646

==============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 2002, the Company had 46,272,182 shares of Common Stock, no par value, outstanding.
===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           2002            2001
                                                                      --------------  -------------
                                                                        (UNAUDITED)
                                       ASSETS
Current assets:
     Cash and cash equivalents                                           $ 38,256          $ 39,791
     Short-term investments                                                     -             3,253
     Accounts receivable, net of allowance of $1,237 and $1,097             9,331            10,344
     Other                                                                  2,135             1,180
                                                                      -----------          --------
          Total current assets                                             49,722            54,568
     Property and equipment, net                                            8,389             9,221
     Deferred income taxes                                                      -            19,562
     Other                                                                  4,768             4,770
                                                                      -----------          --------
                 Total assets                                            $ 62,879          $ 88,121
                                                                      ===========          ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $  2,536          $  1,763
     Accrued liabilities                                                    5,836             4,954
     Accrued compensation                                                   3,326             4,051
     Deferred revenues                                                     11,828            10,350
                                                                      -----------          --------
          Total current liabilities                                        23,526            21,118

Deferred revenues                                                           2,031             2,618
Other liabilities                                                             122               576

Commitments and contingencies

Shareholders' equity:
     Common stock, no par value,  100,000 shares authorized,
        51,969 and 54,375 shares issued                                         1                 1
     Additional paid-in capital                                           109,707           121,884
     Accumulated deficit                                                  (69,796)          (43,965)
     Accumulated other comprehensive loss                                     (86)             (185)
     Less - notes receivable from shareholders                               (862)           (1,188)
     Less - 1,886 and 2,998 shares of common stock held in
         treasury, at cost                                                 (1,764)          (12,738)
                                                                      -----------          --------
           Total shareholders' equity                                      37,200            63,809
                                                                      -----------          --------
                 Total liabilities and shareholders' equity           $    62,879          $ 88,121
                                                                      ===========          ========





            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS                  NINE MONTHS
                                                              ENDED                         ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -----------------------------  --------------------------
                                                        2002           2001            2002           2001
                                                   -------------- --------------  -------------- -----------
Revenues:
   Licenses                                          $   8,455       $  9,749       $  25,620      $  29,798
   Services                                              7,489          6,914          22,132         21,400
                                                     ---------       --------        --------       --------
                                                        15,944         16,663          47,752         51,198
                                                     ---------       --------        --------       --------
Cost of revenues:
   Licenses                                                137            207             387            843
   Services                                              1,439          1,530           4,367          4,950
                                                     ---------       --------        --------       --------
                                                         1,576          1,737           4,754          5,793
                                                     ---------       --------        --------       --------

Gross profit                                            14,368         14,926          42,998         45,405

Operating costs and expenses:
   Sales and marketing                                   8,732         11,371          28,608         39,165
   Research and development                              4,951          5,623          14,920         17,527
   General and administrative                            1,950          3,783           5,768         12,307
   Asset impairment                                        276          1,979             276          1,979
   Restructuring                                         1,608          6,000           1,608          6,594
                                                     ---------       --------        --------       --------

Operating loss                                          (3,149)       (13,830)         (8,182)       (32,167)

Other income (loss), net                                   208         (4,525)          1,913         (3,176)
                                                     ---------       --------        --------       --------

Loss before income taxes                                (2,941)       (18,355)         (6,269)       (35,343)
Provision (benefit) for income taxes                         -         (5,507)          19,562       (10,506)
                                                     ---------       --------        --------       --------
Net loss                                             $  (2,941)      $(12,848)      $ (25,831)     $ (24,837)
                                                     ==========      =========      ==========     ==========

Loss per common share - basic and
    diluted                                          $   (0.06)      $  (0.25)      $   (0.50)     $   (0.48)
                                                     ==========      =========      ==========     ==========

Reconciliation of net loss to comprehensive loss:
   Net loss                                          $  (2,941)     $ (12,848)      $ (25,831)     $ (24,837)
   Gain from currency translation                          125            287              99            344
                                                     ---------       --------        --------       --------
   Comprehensive loss                                $  (2,816)      $(12,561)      $ (25,732)     $ (24,493)
                                                     ==========      =========      ==========     ==========






            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  -------------------------
                                                                    2002            2001
                                                                  ----------    -----------
Cash flows from operating activities:
     Net loss                                                     $ (25,831)      $ (24,837)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                               3,362           4,294
          Bad debt expense                                               -            3,012
          Asset impairment                                              276           8,148
          Deferred income tax expense (benefit)                      19,562         (10,506)
          Other                                                          48             123
          Changes in operating assets and liabilities:
               Accounts receivable                                      870          11,336
               Other assets                                            (912)             62
               Accounts payable                                         565          (2,717)
               Accrued liabilities                                     (248)          6,370
               Deferred revenues                                        803            (633)
                                                                  ---------       ---------
                    Net cash used in operating activities            (1,505)         (5,348)
                                                                  ---------       ---------

Cash flows from investing activities:
     Capital expenditures                                            (2,643)         (2,308)
     Net proceeds from maturity (purchase) of investments             3,253            (295)
     Other                                                               40              --
                                                                  ---------       ---------
           Net cash provided by (used in) investing activities          650          (2,603)
                                                                  ---------       ---------


Cash flows from financing activities:
     Restriction on cash under letter of credit                          --          (4,500)
     Repurchase of common stock                                      (1,765)         (7,414)
     Net proceeds from sale of common stock                             561           1,756
                                                                  ---------       ---------
                    Net cash used in financing activities            (1,204)        (10,158)

Effect of exchange rate changes on cash                                 524             332
                                                                  ---------       ---------
Net decrease in cash and cash equivalents                            (1,535)        (17,777)
Cash and cash equivalents at beginning of year                       39,791          49,337
                                                                  ---------       ---------
Cash and cash equivalents at end of period                        $  38,256       $  31,560
                                                                  =========       =========

Non-cash financing and investing activities:
  Reduction of shareholder note in lieu of guaranteed bonus       $     326       $      --

  Note receivable from shareholder in exchange for                $      --       $   1,044
    400,000 shares of common stock








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


2.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):


                                                              THREE MONTHS                      NINE MONTHS
                                                                 ENDED                             ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      ------------------------------   ----------------------------
                                                           2002             2001            2002            2001
                                                      --------------   -------------   -------------   ------------
            Numerator:
               Net loss - numerator for
                   loss per share - basic and
                   diluted                               $ (2,941)        $(12,848)        $(25,831)       $(24,837)
                                                         =========        =========        =========       ========

            Denominator:
               Denominator for basic loss per
                 share - weighted-average shares           51,050           51,097           51,314          51,532

               Effect of dilutive securities                   --               --               --              --
                                                         --------         --------         --------        --------
                    Total diluted shares                   51,050           51,097           51,314          51,532
                                                         ========         ========         ========        ========

            Loss per common share - basic and
               diluted                                   $  (0.06)       $   (0.25)        $  (0.50)       $  (0.48)
                                                         ========        =========         ========        ========

         Options and warrants to purchase 8.7 million shares of common stock for the three and nine months ended September 30, 2002 and 10.9 million shares of common stock for the three and nine months ended September 30, 2001 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.


3.       RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

         In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate the Company's return to profitability (the "2001 Restructuring"). The cost of this plan totaled approximately $6.6 million and consisted primarily of (i) involuntary employee separation for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii)

                        BINDVIEW DEVELOPMENT CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

closing or downsizing of the Company's Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $3.0 million), and (iv) various non-personnel related cuts. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. The estimated costs of the plan were based on information available at the time. Subsequent to recording the charge, the cost of employee severances increased for certain foreign employees and the Company's estimate of sublease rentals for certain leased property increased resulting in a reduction to the Company's lease commitment obligations, which is reflected below in the Adjustments column.

         The 2001 Restructuring expenses and remaining accrual at September 30, 2002 follow (in thousands):


                               RESTRUCTURING                         CASH                      REMAINING ACCRUAL
                                  CHARGES        ADJUSTMENTS      EXPENDITURES     WRITE-OFFS  SEPTEMBER 30, 2002
                               -------------    ------------      ------------     ----------  ------------------
Employee severance ......         $ 2,791         $   792          $(3,583)         $    --            $  --
Lease commitments .......           2,182            (985)            (915)              --              282
Office closure costs ....             111             (22)             (89)              --               --
Asset impairments .......           1,169              --               --           (1,169)              --
Other restructuring costs             341             215             (513)              --               43
                                  -------         -------          -------          -------          -------
                                  $ 6,594         $    --          $(5,100)         $(1,169)         $   325
                                  =======         =======          =======          =======          =======



         In July 2002, the Company approved a restructuring plan to improve operating efficiency and sales and marketing productivity (the "2002 Restructuring"). The cost of this plan totaled approximately $1.6 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing the Company's Boston development center and certain European sales offices,
(iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $0.6 million), and (iv) various non-personnel related cuts.

         The 2002 Restructuring expenses and remaining accrual at September 30, 2002 follow (in thousands):


                             RESTRUCTURING        CASH        REMAINING ACCRUAL
                                CHARGES       EXPENDITURES    SEPTEMBER 30, 2002
                             -------------    ------------    ------------------
Employee severance ........     $   711          $  (170)         $   541
Lease commitments .........         842             (117)             725
Other restructuring costs..          55              (27)              28
                                -------          -------          -------
                                $ 1,608          $  (314)         $ 1,294
                                =======          =======          =======


         In connection with the July 2002 restructuring plan, the Company determined that certain leasehold improvements related to the downsized or closed offices were impaired as of September 30, 2002 and recognized an asset impairment of $0.3 million.


4.       INCOME TAXES

         The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                        BINDVIEW DEVELOPMENT CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In the second quarter of 2002, the Company made an assessment of realization of its deferred tax assets and concluded that a full valuation allowance of $19.8 million was appropriate at June 30, 2002. As in its prior assessments, the Company considered its current and previous performance and other relevant factors in determining the sufficiency of its valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than management's outlook for future profitability. Management remains optimistic about the future prospects of the Company's business and the industry and continues to believe that over time, as the market improves, the Company should generate sufficient taxable income to utilize a substantial portion of its net operating loss carryforwards. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

         At September 30, 2002, the Company had net operating loss ("NOL") carryforwards of approximately $64 million available to offset future taxable income. These NOL carryforwards expire between 2003 and 2021.


5.       SHAREHOLDERS' EQUITY

         Under terms of a share repurchase program approved by the Board of Directors, the Company purchased approximately 1.9 million shares of common stock during the nine months ended September 30, 2002, at an average price per share of $0.94. In February 2002, the Company retired all of the 3.0 million shares of common stock held in treasury as of December 31, 2001.



6.       RECENT PRONOUNCEMENTS

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. This statement will impact the timing of exit or disposal activities reported by the Company after adoption.


7.       SUBSEQUENT EVENTS

         The Company has been notified by NASDAQ that its stock has traded below the minimum $1 bid per share requirement for 30 consecutive trading days and that the Company has until January 14, 2003 to regain compliance with this listing requirement. At that time, the Company can appeal the determination to a Listing Qualifications Panel, in accordance with NASDAQ's rules. The Company is considering possible actions to be implemented if its closing bid price does not meet the NASDAQ National Market minimum bid price requirement within the 90-day initial period. Among the actions under consideration would be to transfer the Company's common stock to the NASDAQ SmallCap Market, which would provide the Company an additional 270 days to satisfy the minimum $1 bid price requirement and would make it eligible for transfer back to the NASDAQ National Market during that period.

     From October 1, 2002 through November 8, 2002, the Company purchased 3.8 million shares of its common stock for $3.6 million, an average price per share of $0.95. This includes 2.5 million shares that were purchased from General Atlantic Partners, LLC, a private equity investment firm and a pre-IPO investor in BindView.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUES. Revenues for the current quarter decreased 4.3 percent to $15.9 million, from $16.7 million for the third quarter of 2001. The decline in revenues was the result of a decrease in license revenues of 13 percent to $8.5 million, down from $9.7 million for the third quarter of 2001. This decline was primarily due to lower licenses revenues from the Company's products for Novell-based platforms and lower license revenues in Europe and Latin America. During the quarter, service revenues increased 8.3 percent to $7.5 million, from $6.9 million for the third quarter of 2001, primarily as a result of an increase in professional service revenues during the current quarter.

         License revenues from our North American operations totaled $7.9 million, or approximately 93 percent of total license revenues in the third quarter of 2002, down from $9.0 million, or approximately 92 percent of total license revenues in the third quarter of 2001. License revenues from our European operations were approximately $0.6 million, down from $0.7 million in the third quarter of 2001.

         During the quarter, revenues from the Company's products for Microsoft-based platforms were $11.0 million, an increase of 14 percent over the third quarter of 2001. Revenues from these products accounted for approximately 69 percent of total revenues, up from 58 percent of total revenues for the same period last year. Revenues from the Company's products for Novell-based platforms for the current quarter were $3.4 million, a decline of 37 percent from the third quarter of 2001, and accounted for 21 percent of total revenues, down from 32 percent in the third quarter of 2001.

Revenues from these products have been declining over the past few quarters, reflecting both the maturity and our penetration of the Novell market. While we expect our Novell revenues will continue to decline in the future, the rate of decline should be modest over the next few quarters and we expect the decline will be offset by revenue growth from our other product platforms.

         GROSS PROFIT. Gross profit for the current quarter totaled $14.4 million, which was down from $14.9 million in the third quarter of 2001. The decrease in gross profit related to the decline in license revenues. Gross margin for the current quarter was 90.1 percent compared with 89.6 percent in the third quarter of 2001. The expansion in gross margin reflected the improvement in operating leverage in our technical support and professional services units as a result of our restructuring initiatives.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the current quarter totaled $17.5 million, down from $28.8 million for the third quarter of 2001. The improvement was primarily the result of the Company's reorganization and restructuring initiatives to improve operating efficiency.

         Sales and marketing expenses for the current quarter decreased 23.2 percent to $8.7 million, from $11.3 million for the third quarter of 2001, primarily related to our actions taken to improve sales efficiency and marketing effectiveness. These actions included a rationalization of our sales force and marketing programs relative to the market opportunity. As a result, we closed or downsized a number of our foreign sales offices, reduced the size of our enterprise sales force, which were focused exclusively on large enterprise transactions and redirected our marketing efforts to primarily focus on enhancing our product marketing capabilities and improving our sales opportunity generation capabilities. We expect sales and marketing expenses as a percentage of revenues to be lower in 2003 as a result of our initiatives to improve operating leverage and sales and marketing effectiveness.

         Research and development expenses for the current quarter decreased
12.0 percent to $5.0 million, from $5.6 million for the third quarter of 2001. This decrease primarily related to the closing or downsizing of the Company's development offices in Boston, Massachusetts and Arlington, Virginia and moving those activities into our lower-cost development centers in Houston, Texas and Pune, India. We have also transferred development responsibilities for certain of our legacy products from Houston to Pune, India and expect to continue leveraging that development center in the future. We expect future research and development expenses to decrease as a percentage of revenues as a result of our prior and current restructuring initiatives as well as our anticipated growth in future revenues.

         General and administrative expenses for the current quarter decreased
48.5 percent to $2.0 million, from $3.8 million for the third quarter of 2001. This decrease primarily related to the reduction in administrative expenses related to our restructuring initiatives and higher provisions for consulting fees, sales tax accruals and bad debts in the third quarter of 2001. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of restructuring initiatives to improve operating efficiencies as well as our anticipated growth in future revenues.

         In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate the Company's return to profitability (the "2001 Restructuring"). The cost of this plan totaled approximately $6.6 million, of which $0.6 million was incurred in the first quarter of 2001 and $6.0 million was incurred in the third quarter of 2001, and consisted primarily of (i) involuntary employee separation for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) closing or downsizing of the Company's Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $3.0 million), and (iv) various non-personnel related cuts. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. The estimated costs of the plan were based on information available at the time. Subsequent to recording the charge, the cost of employee severances increased for certain foreign employees and the Company's estimate of sublease rentals for certain leased property increased resulting in a reduction in the Company's lease commitment obligation, which is reflected below in the Adjustments column.

         The 2001 Restructuring expenses and amounts charged against the provision as of September 30, 2002 were as follows (in thousands):

                               RESTRUCTURING                         CASH                        REMAINING ACCRUAL
                                  CHARGES       ADJUSTMENTS      EXPENDITURES      WRITE-OFFS    SEPTEMBER 30, 2002
                               -------------    -----------      ------------      ----------    ------------------
Employee severance ......         $ 2,791         $   792          $(3,583)         $    --          $    --
Lease commitments .......           2,182            (985)            (915)              --              282
Office closure costs ....             111             (22)             (89)              --               --
Asset impairments .......           1,169              --               --           (1,169)              --
Other restructuring costs             341             215             (513)              --               43
                                  -------         -------          -------          -------          -------
                                  $ 6,594         $    --          $(5,100)         $(1,169)         $   325
                                  =======         =======          =======          =======          =======



         In July 2002, the Company approved a restructuring plan to improve operating efficiency and improve sales and marketing productivity (the "2002 Restructuring"). The cost of this plan totaled approximately $1.6 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing the Company's Boston development center and certain European sales offices,
(iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $0.6 million), and (iv) various non-personnel related cuts.

         The 2002 Restructuring expenses and amounts charged against the provision as of September 30, 2002 were as follows (in thousands):

                            RESTRUCTURING      CASH          REMAINING ACCRUAL
                               CHARGES      EXPENDITURES     SEPTEMBER 30, 2002
                            -------------   ------------     ------------------
Employee severance ........    $   711          $  (170)         $   541
Lease commitments .........        842             (117)             725
Other restructuring costs..         55              (27)              28
                               -------          -------          -------
                               $ 1,608          $  (314)         $ 1,294
                               =======          =======          =======


         In connection with the July 2002 restructuring plan, we also determined that certain leasehold improvements related to the downsized or closed offices were impaired as of September 30, 2002 and recognized an asset impairment of $0.3 million.

         OTHER INCOME (LOSS). Other income (loss) totaled $0.2 million and $(4.5) million for the three months ended September 30, 2002 and 2001, respectively. The increase in other income was the result of a non-recurring (non-cash) impairment recorded during the third quarter of 2001 of a $5.0 million equity investment made by the Company in a UK-based software distribution and consulting firm.

         PROVISION (BENEFIT) FOR INCOME TAXES. The Company provided a full valuation allowance against its deferred tax assets of $19.8 million during the second quarter of 2002. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income. The benefit for income taxes was $5.5 million (an effective tax rate of 30.0 percent) for the third quarter of 2001.

         NET LOSS. Due to the factors described above, net loss for the quarter ended September 30, 2002 was $2.9 million compared with $12.8 million for the quarter ended September 30, 2001.

         OUTLOOK. The Company expects revenues for the fourth quarter of 2002 to range between $18.0 million and $19.5 million. At these revenue levels, the Company expects to generate positive operating income and cash flows and net income to range between $0.7 million, or $0.01 per share, and $1.8 million, or $0.04 per share. The Company's ability to achieve or exceed these estimates will depend on the expected increase in IT security spending and continued improvement in the Company's sales execution and marketing effectiveness.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001


         REVENUES. Revenues for the first nine months of 2002 decreased 6.7 percent to $47.8 million, from $51.2 million for the first nine months of 2001. The decline in revenues was primarily the result of a decrease in license revenues of 14.0 percent to $25.6 million, from $29.8 million for the first nine months of 2001. This decline was primarily due to lower licenses revenues from the Company's products for Novell-based platforms and lower license revenues in Europe and Latin America. Service revenues increased slightly to $22.1 million, from $21.4 million for the first nine months of 2001.

         License revenues from our North American operations totaled $23.6 million, or approximately 92 percent of total license revenues for the first nine months of 2002, down from $26.2 million, or approximately 88 percent of total license revenues for the first nine months of 2001. License revenues from our European operations were approximately $2.0 million for the first nine months of 2002, down from $3.6 million in the first nine months of 2001.

         During the first nine months of 2002, revenues from the Company's products for Microsoft-based platforms were $31.1 million, an increase of 7 percent from the same period last year. Revenues from these products accounted for approximately 65 percent of total revenues, up from 57 percent of total revenues for the same period last year. Revenues from the Company's products for Novell-based platforms for the first nine months of 2002 were $10.9 million, a decline of 33 percent from the same period last year, and accounted for 23 percent of total revenues, down from 32 percent of total revenues for the same period last year. Revenues from these products have been declining over the past few quarters, reflecting both the maturity and our penetration of the Novell market. While we expect our Novell revenues will continue to decline in the future, the rate of decline should be modest over the next few quarters and we expect the decline will be offset by revenue growth from our other product platforms.

         GROSS PROFIT. Gross profit for the first nine months of 2002 totaled $43.0 million, which was down from $45.4 million in the first nine months of 2001 as a result of the decline in license revenues. Gross margin for the first nine months was 90.0 percent compared with 88.7 percent in the first nine months of 2001. The expansion in gross margin reflected the improvement in operating leverage in our technical support and professional services units as a result of our restructuring initiatives.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the first nine months of 2002 totaled $51.2 million, down from $77.6 million for the first nine months of 2001. The improvement was primarily the result of the Company's reorganization and restructuring initiatives to improve operating efficiency.

         Sales and marketing expenses for the first nine months of 2002 decreased 27.0 percent to $28.6 million, from $39.1 million for the first nine months of 2001, primarily related to our actions taken to improve sales efficiency and marketing effectiveness. These actions included a rationalization of our sales force and marketing programs relative to the market opportunity. As a result, we closed or downsized a number of our foreign sales offices, reduced the size of our enterprise sales force, which were focused exclusively on large enterprise transactions and redirected our marketing efforts to primarily focus on enhancing our product marketing capabilities and improving our sales opportunity generation capabilities. We expect sales and marketing expenses as a percentage of revenues to be lower in 2003 as a result of our initiatives to improve operating leverage and sales and marketing effectiveness.

     Research and development expenses for the first nine months of 2002 decreased 14.9 percent to $14.9 million, from $17.5 million for the first nine months of 2001. This decrease primarily related to the closing or downsizing of the Company's development offices in Boston, Massachusetts and Arlington, Virginia and moving those activities into our lower-cost development centers in Houston, Texas and Pune, India. We have also transferred development responsibilities for certain of our legacy products from Houston to Pune, India and expect to continue leveraging that development center in the future. We expect future research and development expenses to decrease as a percentage of revenues as a result of these restructuring initiatives as well as our anticipated growth in future revenues.

         General and administrative expenses for the first nine months of 2002 decreased 53.1 percent to $5.8 million, from $12.3 million for the first nine months of 2001. This decrease primarily related to the reduction in administrative expenses related to our restructuring initiatives and higher provisions for consulting fees, sales tax accruals and bad debts during the first nine months of 2001. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of restructuring initiatives to improve operating efficiencies as well as our anticipated growth in future revenues.

         In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate the Company's return to profitability (the "2001 Restructuring"). The cost of this plan totaled approximately $6.6 million, of which $0.6 million was incurred in the first quarter of 2001 and $6.0 million was incurred in the third quarter of 2001, and consisted primarily of (i) involuntary employee separation for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) closing or downsizing of the Company's Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $3.0 million), and (iv) various non-personnel related cuts. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. The estimated costs of the plan were based on information available at the time. Subsequent to recording the charge, the cost of employee severances increased for certain foreign employees and the Company's estimate of sublease rentals for certain leased property increased resulting in a reduction in the Company's lease commitment obligation, which is reflected below in the Adjustments column.

         The 2001 Restructuring expenses and amounts charged against the provision as of September 30, 2002 were as follows (in thousands):


                               RESTRUCTURING                          CASH                        REMAINING ACCRUAL
                                  CHARGES        ADJUSTMENTS      EXPENDITURES    WRITE-OFFS      SEPTEMBER 30, 2002
                                  -------        -----------      ------------    ----------      ------------------
Employee severance ......         $ 2,791         $   792          $(3,583)         $    --          $    --
Lease commitments .......           2,182            (985)            (915)              --              282
Office closure costs ....             111             (22)             (89)              --               --
Asset impairments .......           1,169              --               --           (1,169)              --
Other restructuring costs             341             215             (513)              --               43
                                  -------         -------          -------          -------          -------
                                  $ 6,594         $    --          $(5,100)         $(1,169)         $   325
                                  =======         =======          =======          =======          =======

         In July 2002, the Company approved a restructuring plan to improve operating efficiency and improve sales and marketing productivity (the "2002 Restructuring"). The cost of this plan totaled approximately $1.6 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing the Company's Boston development center and certain European sales offices,
(iii) reserves for leasehold abandonment (net of expected sublease rentals of approximately $0.6 million), and (iv) various non-personnel related cuts.

         The 2002 Restructuring expenses and amounts charged against the provision as of September 30, 2002 were as follows (in thousands):


                            RESTRUCTURING         CASH        REMAINING ACCRUAL
                               CHARGES        EXPENDITURES    SEPTEMBER 30, 2002
                            -------------     ------------    ------------------
Employee severance ........     $   711          $  (170)         $   541
Lease commitments .........         842             (117)             725
Other restructuring costs..          55              (27)              28
                                -------          -------          -------
                                $ 1,608          $  (314)         $ 1,294
                                =======          =======          =======


         In connection with the July 2002 restructuring plan, the Company determined that certain leasehold improvements related to the downsized or closed offices were impaired as of September 30, 2002 and recognized an asset impairment of $0.3 million.

         OTHER INCOME (LOSS). Other income (loss) totaled $1.9 million and $(3.2) million for the nine months ended September 30, 2002 and 2001, respectively. The increase in other income in 2002 was due to (i) the receipt of a $1.3 million settlement in the first quarter of 2002 of a business interruption claim related to flooding that occurred in June 2001 and (ii) a non-recurring (non-cash) impairment recorded in the third quarter of 2001 of a $5.0 million equity investment made by the Company in a UK-based software distribution and consulting firm.

         PROVISION (BENEFIT) FOR INCOME TAXES. The Company provided a full valuation allowance against deferred tax assets of $19.6 million for the nine months ended September 30, 2002, compared with a tax benefit of $10.5 million (an effective tax rate of 29.7 percent) for the first nine months of 2001. As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company continued its assessments of the realization of its deferred tax assets and as a result, concluded that a full valuation allowance was appropriate at June 30, 2002.

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

         NET LOSS. Due to the factors described above, net loss for the first nine months of 2002 was $25.8 million compared with $24.8 million for the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

         The Company had cash, cash equivalents and short-term investments of $38.3 million at September 30, 2002 compared with $43.0 million at December 31, 2001.

         Cash flows used in operating activities were $1.5 million in the first nine months of 2002 compared with $5.3 million in the first nine months of 2001. The decrease in cash used in operating activities in 2002 was due to: (i) the significant reduction in its loss before income taxes for the first nine months of 2002 compared with the first nine months of 2001 and (ii) the increase in cash generated from changes in net operating assets and liabilities resulting from improvements in working capital management.

         Cash flows provided by (used in) investing activities were $0.7 million in the first nine months of 2002 compared with $(2.6) million in the first nine months of 2001. The increase in cash generated from investing activities primarily related to an increase in proceeds generated from the maturity of investments that were not reinvested. Capital expenditures for the first nine months of 2002 were $2.6 million compared with $2.3 million for the first nine months of 2001. Capital expenditures for the first nine months of 2002 reflected investments in excess of $1.0 million in the Company's customer relationship management systems made in order to enhance sales force efficiency.

         Cash flows provided by (used in) financing activities were $(1.2) million in the first nine months of 2002 compared with $(10.2) million in the first nine months of 2001. Cash provided by (used in) financing activities during the first nine months of 2002 was the result of (i) $0.6 million in cash provided primarily by employee purchases of common stock through the Company's Employee Stock Purchase Plan and (ii) $1.8 million in cash used to repurchase
1.9 million shares of the Company's common stock. Cash provided by (used in) financing activities in the first nine months of 2001 was due to (i) $7.4 million in cash used to repurchase 2.0 million shares of the Company's common stock, (ii) 1.8 million in cash provided by the exercise of employee stock options, and (iii) $4.5 million in cash used to secure an irrevocable letter of credit issued in connection with the Company's corporate lease agreement.

         We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The remaining contractual obligations under these lease commitments were comprised of the following as of September 30, 2002:


   CONTRACTUAL OBLIGATION            TOTAL        2002      2003 - 2005   2006 - 2007     2008 AND BEYOND
   ----------------------            -----        ----      -----------   -----------    ----------------
 Operating leases.................. $ 36,819     $  996       $10,642        $9,047          $16,134
 Sub-leasing arrangements*.........   (1,973)      (287)       (1,686)           --               --
                                    --------     ------       -------        ------          -------
                                    $ 34,846     $  709       $ 8,956        $9,047          $16,134
                                    ========     ======       =======        ======          =======


         * The Company has sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments.

         The Company's expected principal uses of cash for the fourth quarter of 2002 include: (i) the repurchase of the Company's common stock ($3.6 million in cash was spent from October 1, 2002 through November 8, 2002 to repurchase 3.8 million shares), (ii) capital expenditures of approximately $0.4 million, and
(iii) the payment of restructuring expenses of approximately $0.7 to $1.0 million. The Company believes that it has sufficient cash on hand to meet these cash requirements, as well as its cash requirements for the foreseeable future.


ITEM 4.  CONTROLS AND PROCEDURES

         The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner. There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.



                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

APPOINTMENT TO THE BOARD OF DIRECTORS

The Company appointed Peter T. Dameris to the Board of Directors on August 15, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 10.1* Indemnification agreement between the Company and Peter T. Dameris, executed August 15, 2002

    Exhibit 10.2 Nonqualified Stock Option Agreement, August 15, 2002, between the Company and Peter T. Dameris

    Exhibit 99.1 Certification of the Company's Chief Executive Officer, Eric J. Pulaski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification of the Company's Chief Financial Officer, Edward L. Pierce, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


    *Incorporated by reference to Indemnification Agreement filed as Exhibit
     10.31 to BindView's Annual Report on Form 10-K (the "2001 Form 10-K") for the year ended December 31, 2001. The indemnification agreement referenced above is identical to Exhibit 10.31 in the 2001 Form 10-K, with the exception of the indemnitee name and the date executed.

(b) Reports on Form 8-K.

    In a Report on Form 8-K dated July 25, 2002, the Company reported that it had issued a press release announcing, among other things, financial results for the quarter and six months ended June 30, 2002.

    In a Report on Form 8-K dated September 4, 2002, the Company reported that it had adopted a common stock repurchase plan pursuant to SEC Rule 10b5-1. The plan provided for purchases by the Company of up to an aggregate of $2 million of its common stock (inclusive of transaction expenses) during the period from September 3, 2002 through October 28, 2002, subject to the volume limitations of SEC Rule 10b18 and to criteria established by BindView's board of directors.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BINDVIEW DEVELOPMENT CORPORATION


November 13, 2002                 By: /s/ KEVIN P. COHN
                                      ------------------------------------
                                  Kevin P. Cohn
                                  Vice President, Controller and Chief
                                  Accounting Officer (Principal Accounting
                                  Officer)

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Eric J. Pulaski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BindView Development Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ ERIC J. PULASKI
---------------------------------------
Eric J. Pulaski
Chairman of the Board, Chief Executive
Officer and President

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Edward L. Pierce, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BindView Development Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ EDWARD L. PIERCE
-----------------------------------
Edward L. Pierce
Director, Senior Vice President and
Chief Financial Officer

                                 EXHIBIT INDEX

(a) Exhibits:

    Exhibit 10.1* Indemnification agreement between the Company and Peter T. Dameris, executed August 15, 2002

    Exhibit 10.2 Nonqualified Stock Option Agreement, August 15, 2002, between the Company and Peter T. Dameris

    Exhibit 99.1 Certification of the Company's Chief Executive Officer, Eric J. Pulaski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification of the Company's Chief Financial Officer, Edward L. Pierce, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




    *Incorporated by reference to Indemnification Agreement filed as Exhibit
     10.31 to BindView's Annual Report on Form 10-K (the "2001 Form 10-K") for the year ended December 31, 2001. The indemnification agreement referenced above is identical to Exhibit 10.31 in the 2001 Form 10-K, with the exception of the indemnitee name and the date executed.