Form 10-K
period 2002-12-31
BINDVIEW DEVELOPMENT CORP
filed 2003-03-31
CIK 1061646

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant on March 24, 2003 (assuming all officers and directors are affiliates and based on the last sale price on the NASDAQ Stock Exchange as of such date) was approximately $44 million.

     The number of shares of the registrant's common stock, no par value per share, outstanding as of March 24, 2003 was 46,574,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K ("Report"), are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        BINDVIEW DEVELOPMENT CORPORATION

                               TABLE OF CONTENTS


                                  PART I.
   1.  Business....................................................    2
   2.  Properties..................................................    7
   3.  Legal Proceedings...........................................    7
   4.  Submission of Matters to a Vote of Security Holders             8
       Executive Officers of the Registrant........................

                                 PART II.
   5.  Market for Registrant's Common Stock and Related                8
       Stockholders' Matters.......................................
   6.  Selected Financial Data.....................................   10
   7.  Management's Discussion and Analysis of Financial Condition    11
       and Results of Operations...................................
  7A.  Quantitative and Qualitative Disclosures About Market          26
       Risk........................................................
   8.  Financial Statements and Supplementary Data.................   27
   9.  Changes in and Disagreements with Accountants on Accounting    27
       and Financial Disclosure....................................

                                 PART III.
  10.  Directors and Executive Officers of the Registrant..........   27
  11.  Executive Compensation......................................   27
  12.  Security Ownership of Certain Beneficial Owners and            27
       Management..................................................
  13.  Certain Relationships and Related Transactions..............   28
  14.  Controls and Procedures.....................................   28

                                 PART IV.
  15.  Exhibits, Financial Statement Schedule and Reports on Form     28
       8-K.........................................................
       Signatures..................................................   53
       Certifications..............................................   54
       Exhibit Index...............................................   56

                                     PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in statements set forth under "Cautionary Statements" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements. References to the "Company," "BindView," "we," "us," and "our" refer to BindView Development Corporation and its subsidiaries.

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

     BindView was founded in May 1990 as a Texas corporation. Before 1995 we were known as The LAN Support Group, Inc. Our initial public offering was completed in July 1998 and a follow-on offering in December 1998. On December 18, 1998, we acquired CuraSoft, Inc. ("CuraSoft"), a provider of automated event management software. On March 1, 1999, we acquired Netect, Ltd. ("Netect"), a provider of corporate security software for Internet/Intranet networks. On February 9, 2000, we acquired Entevo Corporation ("Entevo"), a provider of directory management and migration software for Windows NT and Windows 2000 environments.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Our global business is principally in a single industry segment, as described above under the heading "General". For a discussion of our financial information in this segment, see Note 14 of our Consolidated Financial Statements included elsewhere in this Report.

NARRATIVE DESCRIPTION OF BUSINESS

  PRODUCTS AND TECHNOLOGY

     BindView currently has three main product lines to help secure, automate and lower the costs of managing IT infrastructures: bv-Control(R), bv-Admin(R) and the BindView Policy Center.

  Our bv-Control(R) Software

     Many traditional security management solutions (such as firewalls, anti-virus scanners, and intrusion detection systems) typically take action only when an intrusion across the security perimeter is detected. In contrast, BindView's proactive solutions work to find and fix security holes and thus help customers eliminate security vulnerabilities before they are exploited. Our software can help protect our customers' networks from internal as well as external threats. This can be important to customers because internal security threats may pose a greater business risk and potential for financial loss than external threats.

     Our bv-Control product line provides vulnerability assessment, configuration management, general reporting, and disaster recovery documentation capabilities. Our core bv-Control software products use a centralized management console called the BindView RMS Console and Information Server software, or simply, the "RMS Console" software. The RMS Console software uses an object-oriented architecture that enables a variety of network operating systems and managed objects to be supported through snap-in modules. The RMS Console software supplies a set of common core services to such modules. This architecture provides a development environment that enables our customers to deploy new products more quickly.

     Our bv-Control software products provide customers with a flexible querying capability. Our query engine gathers large amounts of data about the network and presents query results to the user. The user can quickly create custom queries, or can select a query from the many sample reports that are provided "out-of-the-box" with our software. The bv-Control software thus helps to detect vulnerabilities within the network and to alert administrators of critical issues so administrators can begin taking corrective action before users experience system downtime or performance problems.

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

     We offer bv-Control software for a variety of operating systems and applications, including but not limited to the following:

     - bv-Control for Windows(R) 2000

     - bv-Control for NetWare(R)

     - bv-Control for NDS(R) eDirectory

     - bv-Control for UNIX(R)

     - bv-Control for Microsoft(R) Exchange

     - bv-Control for Active Directory(R)

     - bv-Control for Internet Security

     - bv-Control for SAP(R) Systems

     - bv-Control for SQL Server

     - bv-Control for Desktops

     - bv-Control for OS/400

     - bv-Control for Web services

  Our bv-Admin(R) Software

     Our bv-Admin software provides a directory and systems administration solution for security and migration, including roles-based access control for network administrators and help-desk staffs; provisioning of users and machine accounts; and automation of many day-to-day tasks. The bv-Admin software helps network administrators to focus more effectively on the planning and implementation issues that surround technologies such as Windows 2000, Active Directory and Exchange 2000. Our bv-Admin migration software products also help organizations to manage proactively the transition from Windows NT, Exchange 5.5, and Novell environments to Windows 2000, Active Directory, and Exchange 2000 environments.

     Our bv-Admin software utilizes a standards-based, non-intrusive architecture (ADSI, LDAP, XML, COM, and HTTP). It supports large, distributed environments through its scalable infrastructure. The bv-Admin software provides role-based administration, reducing the cost and complexity of directory management, while improving service levels at the same time. It consolidates multiple directories and domains into a single management console, and provides a powerful Find-and-Fix query facility to help locate and correct directory information. It offers secure remote administration via a Web browser, and automates a variety of complex and repetitive tasks with a powerful, non-proprietary scripting facility.

     We offer bv-Admin software for a variety of operating systems and applications, including but not limited to the following:

     - bv-Admin for Windows(R) 2000

     - bv-Admin for Windows(R) 2000 Migration

     - bv-Admin for Novell NDS(R)

     - bv-Admin for Novell(R) Migration

     - bv-Admin for Microsoft(R) Exchange

     - bv-Admin for Microsoft(R) Exchange Migration

     - bv-Admin for .Net Web Services

     - bv-Admin for Group Policy Objects

  The BindView Policy Center

     In July 2002 we announced the launch of a new product line, the BindView Policy Center, and released the first product in that line, the BindView Policy Operations Center. The BindView Policy Operations Center, which is hosted for us by META Security Group, is a Web-based system that helps policy officers and system administrators to develop, implement, and manage security policies. Major features of the BindView Policy Operations Center include:

     - Security Policy Creation and Development: Organizations can easily document and distribute proprietary security policies throughout the enterprise, helping to ensure that all employees have access to and are aware of relevant security policies -- an important component of meeting basic requirements for protecting information assets. Additionally, existing policies can be easily imported and integrated with the new best practices information.

     - Education and Awareness: Organizations can measure user awareness of internal security policies and then document when each user has read and accepted those policies, providing important information for legal and regulatory audits.

     - Disaster Recovery and Business Continuity: The Web-based delivery method provides organizations with 24x7 access to their security policies and documentation, regardless of physical location.

     - No Internal Installation or Support Costs: Organizations need only to provide the browser and Web access -- BindView Policy Operations Center does not require lengthy or complex installations, thereby reducing implementation delays and ongoing support concerns.

BACKLOG

     We normally do not operate with a backlog because we ship our products shortly after orders are received.

COMPETITION

     Currently, our products compete with products from a variety of organizations including but not necessarily limited to the following:

     - providers of security analysis and audit products;

     - providers of Windows NT management and migration tools;

     - providers of network security scanning technology;

     - providers of security-policy products and services;

     - providers of shareware/freeware software products that perform some of the same functions as our software;

     - providers of enterprise resource planning application add-ons for SAP security administration and vulnerability assessment;

     - providers of LAN desktop management suites; and

     - providers of stand-alone inventory and asset management products.

     Some examples of specific companies with whom we compete in particular markets or submarkets are: Aelita Corporation; ConfigureSoft, Inc.; CSI International; Ecora Corporation; Hewlett-Packard Company; Intel Corporation; Intrusion.Com; ISS Group, Inc.; BearingPoint; Microsoft Corporation; NetIQ Corporation; Network Associates Inc.; PentaSafe, Inc. (recently acquired by NetIQ Corporation); PoliVec, Inc.; Quest Software; Symantec Inc.; and Tally Systems Corporation.

     In addition, companies such as Novell and Microsoft also offer native tools with their products that provide a basic set of management tools. While the native tools currently offered by these companies provide assistance in certain administrative tasks for their own respective platforms, we believe that they do not help IT administrators or security professionals cope, to the same extent that our products do, with the day-to-day management tasks with which they are challenged. Our software solutions provide an easy-to-use interface and can be scaled to the largest of the heterogeneous environments. We believe we are in a unique position to help address the growing demand for cross-platform security and administration solutions in these installations.

SALES AND MARKETING

     We sell our products through direct sales and telesales forces, and, to a lesser extent, through value-added resellers ("VARs"), distributors, and original equipment manufacturers ("OEMs"). In addition, we have strategic marketing relationships with certain professional service organizations and software vendors that provide us with increased visibility, as well as sales leads. Sales cycles typically range from three months for departmental sales and up to twelve months or more for large, enterprise-wide deployments.

  SALES FORCE

     Direct Sales Force. Our direct sales force focuses on enterprise and large-market customers, generally Fortune 500 companies. Direct sales representatives are in communication with our largest opportunities, using our staff of software engineers to help customers with the technical aspects of our software. Most of our direct sales force is based at our Houston headquarters. We also have direct sales representatives in Frankfurt, Germany; Mexico City, Mexico; Berkshire, England; and Sao Paolo, Brazil.

     Telesales Force. Our telesales organization, which is based in Houston, concentrates on emerging and middle-market customers by utilizing our staff of software engineers, as well as the telephone and Internet communications for product demonstrations and product sales. When necessary, members of our telesales force also travel to customer locations.

  VARS AND DISTRIBUTORS

     We have established indirect distribution channels through relationships with VARs and distributors in the United States, Europe, Latin America, and the Pacific Rim, with the highest concentration of such relationships being located in European markets.

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

  CHANNEL ALLIANCES AND PROGRAMS

     To support our sales organization and channel partners, we have devoted significant resources to building a series of channel alliances and marketing programs. Currently, we have developed relationships with certain companies including Microsoft Corporation; Novell, Inc.; Hewlett-Packard Company; and IBM Corporation. We are a Microsoft Solution Provider and hold Windows 2000 Certified and Microsoft Gold Partner status for several of our products. We also collaborate with certain accounting firms to increase awareness of network security issues.

     In addition, our marketing efforts have resulted in our participation in a number of programs such as seminars, industry trade shows, vendor executive briefings, analyst and press tours, advertising and public relations efforts.

CUSTOMER SUPPORT AND PROFESSIONAL SERVICES

     We believe high-quality customer support and professional services are requirements for continued growth and increased sales of our products. We have made a significant investment in increasing the size of our support and services organization in the past and plan to continue to do so in the future. Customer support personnel provide technical support by telephone, e-mail and fax, and maintain our Web site and bulletin boards to complement these services. Product upgrades and enhancements are provided at no extra charge to our maintenance customers as part of their maintenance subscriptions.

     Our professional services group provides fee-based product training, consulting, and implementation services to help customers maximize the benefits of our products. In addition, we periodically offer training to our channel partners and employees.

COMPANY-SPONSORED RESEARCH & DEVELOPMENT ACTIVITIES

     We have been and continue to be an innovator and leader in the development of IT administration and security management solutions. We believe a technically skilled, quality oriented and highly productive software development organization is key to the continued success of new product offerings. Our software development staff is also responsible for enhancing our existing products and expanding our product line. We expect we will continue to invest substantial resources in product development expenditures. Tables showing financial data, including our expenditures on research and development activities are set forth in Item 6, "Selected Financial Data," and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Operating Costs and Expenses."

EMPLOYEES

     As of December 31, 2002, we employed approximately 525 full-time employees worldwide. We are not subject to any collective bargaining agreement.

PATENTS, TRADEMARKS, AND COPYRIGHTS

     We protect our software and other intellectual-property assets under copyright law, trademark law, trade-secret law, and patent law, as applicable. We have obtained U.S. federal trademark registrations for certain trademarks and U.S. copyright registrations for certain works of authorship. For additional details, see the discussion of Proprietary Rights in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Cautionary Statements," contained elsewhere in this Report.

SEASONALITY

     See the discussion of Seasonality in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonal Fluctuations," contained elsewhere in this Report.

FUTURE INTENTIONS

     We intend to continue focusing on proactive security management software and services to help customers secure, automate, and lower costs of managing their IT infrastructures. We anticipate that our future product directions will focus on the "security-policy life cycle," i.e., on improving our customers' ability to develop, implement, and manage security policy. This likely will include expanding the number of platforms supported by our bv-Control and bv-Admin products; selectively expanding the features and functionality of those products; increasing the scope and capabilities of our new BindView Policy Center offering; and possibly developing or acquiring other products relating to security management. We will focus especially on developing and/or acquiring products we believe we can sell to our existing markets, and/or that we believe will leverage our existing technologies and core competencies.

AVAILABLE INFORMATION

     BindView's internet address is http://www.bindview.com. BindView's filings with the Securities and Exchange Commission ("SEC"), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge at http://www.bindview.com as soon as reasonably practicable after the company electronically files such material with, or furnishes it to the SEC.

ITEM 2. PROPERTIES

     All offices we occupy are leased. Our corporate headquarters, which house our principal administrative, sales and marketing, support, and research and development operations, are located in Houston, Texas. Our international subsidiaries currently have office space for sales personnel in Frankfurt, Germany; Berkshire, England; Sao Paolo, Brazil; and Mexico City, Mexico. We also have additional research and development offices in Pune, India. We believe suitable additional or alternative space will be available on commercially reasonable terms, if needed.

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

     As of March 24, 2003, the last sales price per share of the Company's common stock, as reported by The Nasdaq National Market, was $1.19.

     The following table presents the quarterly range of high and low closing prices for our common stock from January 1, 2001 through December 31, 2002, as reported by The Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   -----
2001
  First Quarter.............................................  $11.88   $2.13
  Second Quarter............................................    3.25    2.00
  Third Quarter.............................................    2.19    0.85
  Fourth Quarter............................................    2.03    0.76
2002
  First Quarter.............................................    2.94    1.88
  Second Quarter............................................    2.17    0.98
  Third Quarter.............................................    1.07    0.79
  Fourth Quarter............................................    1.45    0.75

HOLDERS

     On March 24, 2003, there were 46,574,500 outstanding shares of our common stock held by approximately 341 holders of record. This does not include individual owners whose shares are held by a clearing agency, such as a broker or bank.

DIVIDEND POLICY

     We have not declared or paid any cash dividends on our capital stock in the two most recent fiscal years and do not expect to do so in the foreseeable future. We anticipate all future earnings generated from operations will be retained to develop and expand our business. Any future decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes as of December 31, 2002, certain information regarding equity compensation to our employees, officers, and directors under our equity compensation plans:

                                          (a)                    (b)                     (c)
                                                                                 NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES                          ISSUANCE UNDER EQUITY
                                   TO BE ISSUED UPON      WEIGHTED-AVERAGE        COMPENSATION PLANS
                                      EXERCISE OF         EXERCISE PRICE OF     (EXCLUDING SECURITIES
PLAN CATEGORY                     OUTSTANDING OPTIONS    OUTSTANDING OPTIONS   REFLECTED IN COLUMN (a))
-------------                     --------------------   -------------------   ------------------------
Equity compensation plans
  approved by security
  holders(1).....................      2,175,736                $5.36                 5,010,560
Equity compensation plans not
  approved by security
  holders(2).....................      5,367,524                $2.32                 3,155,049
                                       ---------                -----                 ---------
Total............................      7,543,260                $3.20                 8,165,609
                                       =========                =====                 =========

---------------

(1) 1998 Omnibus Plan

(2) Incentive Stock Option Plan, Nonqualified Stock Option Plan, 1997 Employee Stock Option Plan, Non-Employee Director Plan, 2000 Indian Stock Option Plan, 2000 Employee Incentive Plan, International Employee Stock Option Plan, 1997 Entevo Stock Plan, and 1998 Indian Stock Option Plan.

     See Note 9 to Financial Statements included in Item 15 of this Annual Report on Form 10-K for a description of each of these plans.

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

                                                  YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------
                                       2002       2001      2000      1999      1998
                                     --------   --------   -------   -------   -------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses.........................  $ 37,238   $ 42,532   $58,931   $53,200   $31,400
  Services.........................    29,740     28,356    27,125    18,539     8,427
                                     --------   --------   -------   -------   -------
                                       66,978     70,888    86,056    71,739    39,827
Cost of revenues:
  Licenses.........................       500      1,059     2,123     1,497       974
  Services.........................     5,782      6,407     4,049     2,357     1,233
                                     --------   --------   -------   -------   -------
                                        6,282      7,466     6,172     3,854     2,207
Gross profit.......................    60,696     63,422    79,884    67,885    37,620
Operating costs and expenses:
  Sales and marketing..............    37,242     49,079    44,746    34,974    22,229
  Research and development.........    19,219     22,668    26,500    19,298    11,706
  General and administrative.......     7,932     14,600     9,780     7,294     5,253
  Transaction and restructuring....     3,002      6,594     6,357     2,524        --
  Asset impairment.................       276      1,979     1,571        --        --
  Purchased in-process research and
     development...................        --         --        --        --     2,488
  Acquisition related earnout......        --         --        --     1,200        --
                                     --------   --------   -------   -------   -------
Operating income (loss)............    (6,975)   (31,498)   (9,070)    2,595    (4,056)
Other income (expense), net........     2,104     (2,859)    4,443     3,263     1,236
                                     --------   --------   -------   -------   -------
Income (loss) before income
  taxes............................    (4,871)   (34,357)   (4,627)    5,858    (2,820)
Provision (benefit) for income
  taxes............................    19,562    (10,211)     (783)    6,299     2,945
                                     --------   --------   -------   -------   -------
Net loss...........................  $(24,433)  $(24,146)  $(3,844)  $  (441)  $(5,765)
                                     ========   ========   =======   =======   =======
Loss per common share -- basic and
  diluted..........................  $  (0.49)  $  (0.47)  $ (0.07)  $ (0.01)  $ (0.19)
Shares used in computing loss per
  common share -- basic and
  diluted..........................    50,319     51,438    51,810    48,095    30,096

                                                        DECEMBER 31,
                                       -----------------------------------------------
                                        2002      2001      2000      1999      1998
                                       -------   -------   -------   -------   -------
                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital......................  $26,309   $33,450   $64,483   $73,785   $62,931
Total assets.........................   63,556    88,121   113,034   113,242    81,445
Long-term debt.......................       --        --        --       144     7,729
Shareholders' equity.................   35,426    63,809    92,261    93,056    63,106

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See "Business -- Special Note Regarding Forward-Looking Statements" contained elsewhere herein.

OVERVIEW

     See the discussion above under Item 1, "General", for an overview of our business.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and Notes thereto. Actual results could differ from those estimates and assumptions. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements and Notes thereto.

  REVENUE RECOGNITION

     Most of our revenues are from sales of licenses of our software and maintenance service agreements (typically a one-year term with the license purchase). We also generate revenue from sales of consulting and training services. Our service revenue has increased in recent periods as the size of our installed base has grown.

     We sell our products principally through both our direct sales force, which includes our direct sales and telesales personnel, as well as through indirect channels, such as distributors, VARs and OEMs.

     We follow American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions" ("SOP 98-9"), in accounting for revenues. We primarily license our software products under perpetual licenses. Revenues are recognized under these arrangements once the following criteria are met: (i) a written purchase order, license agreement or contract has been executed; (ii) software, or software license authorization code in situations where the customer previously received evaluation software, has been delivered to the customer; (iii) license agreements with no significant vendor obligations or customer acceptance rights outstanding have been issued to the customer; (iv) the license fee is fixed and determinable and collection of the fee is probable; and (v) vendor-specific objective evidence exists to allocate the total fee. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately or the renewal rate for maintenance agreements in subsequent years. In situations where vendor-specific objective evidence does not exist, and all other revenue recognition criteria have been met, revenue is recognized ratably over the life of the agreement. If installation is essential to the functionality of the software, revenue is deferred until completion of the installation. Certain of these items may require the application of judgment when evaluating specific business arrangements in a changing environment against our normal business practices.

     Revenues from maintenance contracts and other related services are reported as service revenue. Customers generally purchase a one-year maintenance agreement in conjunction with their licensing of the Company's software products and may elect to purchase multiple years of maintenance. Maintenance revenues are recognized ratably over the contract term. The portion of maintenance contract revenues not yet recognized as revenues is reported as deferred revenue in the accompanying Consolidated Balance Sheets. Deferred maintenance revenue does not include any amounts that have not been collected from customers. In addition to deferred maintenance, deferred revenues include consulting and training services which have been billed but not performed and license contracts which did not meet the aforementioned revenue recognition criteria.

     Sales made through distributors, VARs, and OEMs are recognized upon execution of a written purchase order, license agreement or contract with either the reseller or end user and after all revenue recognition criteria previously noted have been met. We perform ongoing credit evaluations and assessments of the financial viability of our customers, including distributors, VARs and OEMs, in determining whether or not collection of the fee is probable.

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

  ACCOUNTS RECEIVABLE AND PROVISION FOR DOUBTFUL ACCOUNTS

     We provide an allowance for doubtful accounts when collection is considered doubtful. We perform ongoing credit evaluations of our customers, review our collection efforts and analyze our payment experience with specific customers in order to determine whether or not collection is doubtful. There may be a significant fluctuation in our provision for doubtful accounts to the extent our subjective evaluation of the facts, circumstances and expectations change.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues for 2002 were $67.0 million compared with $70.9 million in 2001. The year-over-year decline primarily related to the decrease in license sales of our products for Novell platforms, partially offset by increased license sales of our products for Microsoft platforms and higher services revenues. License revenues for 2002 were $37.2 million, or 56 percent of total revenues, down from $42.5 million in 2001. Services revenues for 2002 were $29.7 million, or 44 percent of total revenues, up from $28.4 million in 2001.

     During 2002, revenues from our products for Microsoft-based platforms totaled $44.3 million, an increase of 6 percent over 2001. Revenues from these products accounted for approximately 66 percent of total revenues in 2002, up from 59 percent of total revenues for 2001. We expect revenues from our software products on Microsoft-based platforms will continue to grow as a percentage of total revenues.

     Revenues from our products for Novell-based platforms for the current year were $14.7 million, or 22 percent of total revenues, compared with 21.6 million in 2001, or 30 percent of total revenues. Revenues from these products have been declining over the past year, reflecting both the maturity and our penetration of the Novell market. While we expect our Novell revenues will continue to decline in the future, we expect that the rate of decline will be modest over the next few quarters and that the decline will be offset by revenue growth from our other product platforms.

     Sales of our security focused bv-Control product line accounted for approximately 83 percent of our license revenue in 2002 compared with 90 percent in 2001. Sales of our system administration focused bv-Admin product line accounted for approximately 17 percent of our license revenue in 2002 compared with 10 percent in 2001.

     No customer accounted for more than 10 percent of our revenues in 2002 and 2001. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 11 percent of total revenues in 2002 compared with 13 percent in 2001.

     Gross Profit. Gross profit for 2002 was $60.7 million, compared with $63.4 million for 2001. The decline in gross profit reflected the decrease in license revenues, partially offset by a slight improvement in gross margin. The expansion in gross margin reflected the improvement in operating leverage of the Company's technical support and professional services units. Gross margin for 2002 was 90.6 percent, up from 89.5 percent in 2001.

     Operating Costs and Expenses. Operating costs and expenses for 2002 totaled $67.7 million, down from $94.9 million for 2001. These costs include restructuring and asset impairment charges of $3.3 million in 2002 and $8.6 million in 2001. These charges related to restructuring plans to improve operating efficiency, improve sales and marketing effectiveness and accelerate our return to profitability. Excluding these charges, our operating costs and expenses were $22.0 million lower in 2002 than the preceding year.

     Sales and marketing expenses for 2002 decreased 24.1 percent to $37.2 million, from $49.1 million for 2001, primarily related to actions taken to improve sales efficiency and marketing effectiveness. These actions included a rationalization of our sales force and marketing programs relative to the market opportunity. As a result, we closed or downsized a number of our foreign sales offices and reduced the size of our enterprise sales force, which were focused exclusively on large enterprise transactions. We also redirected our marketing efforts on enhancing our product marketing capabilities and improving our sales opportunity generation capabilities. We expect sales and marketing expenses as a percentage of revenues to be lower in 2003 as a result of our initiatives to date to improve operating leverage and sales and marketing effectiveness and anticipated revenue growth.

     Research and development expenses for 2002 were $19.2 million, down from $22.7 million in 2001. This decrease primarily related to the closing or downsizing of our development offices in Boston, Massachusetts and Arlington, Virginia and transferring those activities to our lower-cost development centers in Houston, Texas and Pune, India. We also transferred development responsibilities for certain of our legacy products from Houston, Texas to Pune, India and expect to continue leveraging that development center in the future. As a result of these initiatives and anticipated revenue growth, we expect future research and development expenses to decrease as a percentage of revenues.

     General and administrative expenses for 2002 were $7.9 million, down from $14.6 million for 2001. This decrease primarily related to the reduction in administrative expenses related to our restructuring initiatives and higher provisions for consulting fees, sales tax accruals and bad debts in 2001. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

     Restructuring costs were $3.0 million in 2002 and $6.6 million in 2001. The restructuring charge in 2002 included an upward adjustment of $1.1 million in our accrual for leaseholds that were abandoned in 2001 primarily related to the deteriorating sublease commercial real estate market in Houston, Texas.

     In July 2002 we approved a restructuring plan to improve operating efficiency and improve sales and marketing productivity. The original estimate for the cost of this plan totaled approximately $1.6 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing the Company's Boston development center and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts. The costs of the plan were based on our best estimate utilizing information available at the time. Subsequent to recording the charge in September 2002, we increased the amount of the charge by $0.3 million due to lower expected sublease rental rates related to deterioration in the commercial real estate market in Houston, Texas, offset by lower costs associated with employee severance. These changes are reflected below in the Adjustments column and were included in the transaction and restructuring line in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

     The 2002 restructuring expenses and amounts charged against the provision as of December 31, 2002 were as follows (in thousands):

                                                                 CASH       REMAINING ACCRUAL AT
                                     CHARGES   ADJUSTMENTS   EXPENDITURES    DECEMBER 31, 2002
                                     -------   -----------   ------------   --------------------
Employee severance.................  $  711       $(89)         $(384)             $  238
Lease commitments..................     842        397           (295)                944
Other..............................      55          3            (58)                 --
                                     ------       ----          -----              ------
                                     $1,608       $311          $(737)             $1,182
                                     ======       ====          =====              ======

     In connection with the 2002 restructuring plan, we also determined that certain leasehold improvements related to the downsized or closed offices were impaired and recognized an asset impairment of $0.3 million.

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

     The costs of the plan were based on our best estimate utilizing information available at that time. Due to the economic downturn experienced in the commercial real estate market in Houston, Texas during 2002, our estimates for sublease rentals were decreased. This change is reflected in the Adjustments column below and was recorded in the transaction and restructuring line in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 2002 were as follows (in thousands):

                                         REMAINING                                        REMAINING
                                        ACCRUAL AT                         CASH          ACCRUAL AT
                           CHARGES   DECEMBER 31, 2001   ADJUSTMENTS   EXPENDITURES   DECEMBER 31, 2002
                           -------   -----------------   -----------   ------------   -----------------
Employee severance.......  $2,791         $  257           $   --         $(257)           $   --
Lease commitments........   2,182            675            1,083          (374)            1,384
Office closure costs.....     111             --               --            --                --
Asset impairments........   1,169             --               --            --                --
Other restructuring
  costs..................     341            178               --          (178)               --
                           ------         ------           ------         -----            ------
                           $6,594         $1,110           $1,083         $(809)           $1,384
                           ======         ======           ======         =====            ======

     Separate from the restructuring charge, we also recognized in 2001 an asset impairment charge of $2.0 million, relating to a $1.5 million write-off of software and computer equipment and a $0.5 million impairment of certain intangible assets. The majority of the software and computer equipment write-off related to an enterprise-wide asset management system acquired in 2000 that will not be installed or utilized in the future. The intangible assets consisted primarily of customer lists and non-compete agreements acquired in 2000 that were deemed to have no future value.

     Other Income (Expense). Other income (expense) totaled $2.1 million in 2002 and $(2.9) million in 2001. In 2002, other income (expense) was primarily comprised of (i) the receipt of a $1.3 million insurance settlement of a business interruption business claim made in 2001 and (ii) interest income of $0.7 million. In 2001, other income (expense) was primarily comprised of (i) a write-off of a $5.0 million equity investment in a UK-based software distribution and consulting firm and (ii) interest income of $2.1 million. The write-off of the $5.0 million equity investment was based on an independent appraisal of the current fair value of the investment and management's assessment of the value that would be derived from a future sale. This software distribution and consulting firm has filed for bankruptcy in the UK in 2002. The year-over-year decrease in interest income was due to lower interest rates and lower investment balances in 2002.

     Provision (Benefit) for Income Taxes. In 2002, we provided a full valuation allowance against our deferred tax assets of $19.6 million in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes". As in its prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. We remain optimistic about the future prospects of our business and the industry and continue to believe that over time, as the market improves, we should generate sufficient taxable income to utilize a substantial portion of our net operating loss carryforwards. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with our pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

     Net Loss. Due to the factors described above, net loss for 2002 was $24.4 million compared with $24.1 million for 2001.

     Outlook for 2003. Our outlook for 2003 attempts to take into account the current uncertainty in market and economic conditions that may result from the risks and uncertainties set forth in the cautionary statements below as well as changes and investments in our sales and marketing strategies recently implemented. We are investing in sales territories that have historically underperformed and which we expect to provide reasonable opportunities for growth in 2003, specifically Europe, Latin America and Federal Government. Complementing these investments, we have restructured our go-to-market strategies to include a tiered sales focus on enterprise, named, and emerging accounts, and a consolidated business-line approach to our bv-Admin, bv-Control and BindView Policy Center solutions including accountability for product-line profitability, marketing and R&D investments. For 2003, we expect revenues to equal or exceed $70 million and have sized the organization to achieve profitability and positive cash flow at $70 million in revenues. Our ability to achieve or exceed these estimates will depend on the level of IT security spending for 2003, as well as on our ability to execute our business plan; there can be no assurance that we will be able to do so successfully.

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues for 2001 were $70.9 million compared with $86.1 million in 2000. This year-over-year decline was primarily due to the global decline in IT spending in 2001, which adversely affected sales to large enterprise and European customers. License revenues for 2001 were $42.5 million, or 60 percent of total revenues, down from $58.9 million for 2000. Service revenues in 2001 were $28.4 million, or 40 percent of total revenues, up from $27.1 million in 2000, reflecting an increase in our installed customer base and a higher focus on consulting services.

     Sales of our security focused bv-Control product line accounted for approximately 90 percent of our license revenue in both 2001 and 2000. In 2001, sales of this product line on Microsoft platforms accounted for over 50 percent of total revenues, up from 49 percent in 2000.

     No customer accounted for more than 10 percent of our revenues in 2001 and 2000. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 13 percent of total revenues in 2001 compared with 11 percent in 2000.

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

     Operating Costs and Expenses. Operating costs and expenses for 2001 totaled $94.9 million, up from $89.0 million for 2000. These costs include merger, restructuring and asset impairment charges of $8.6 million in 2001 and $7.9 million in 2000. The charges for 2001 related to our corporate reorganization and restructuring to lower operating costs, improve operating leverage and accelerate our return to profitability. The charges for 2000 were primarily merger and transaction costs related to the merger with Entevo Corporation and to a lesser extent costs associated with the closing of one of our product development offices. Excluding these charges, our operating costs and expenses were up $5.3 million in 2001 primarily as a result of higher sales and marketing expenses related to infrastructure investments made in the second half of 2000 and carried through the first half of 2001, as well as higher administrative expenses mainly related to an increase in our bad debt reserve.

     Sales and marketing expenses for 2001 increased 9.7 percent to $49.1 million, from $44.8 million for 2000 primarily related to: (i) building and maintaining an enterprise sales force focused exclusively on increasing sales to large enterprise customers and (ii) expanding our European sales offices. These and other investments in sales and marketing added over $3.0 million in quarterly sales expense in the fourth quarter of 2000 and the first two quarters of 2001. Because of the difficult operating environment, these investments did not generate sufficient revenues to justify their cost and were significantly reduced as part of our restructuring that took place in mid-2001. As a result of this restructuring, we reduced our quarterly sales and marketing expenses to pre-build up levels.

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

     The costs of the plan were based on our best estimate utilizing information available at that time. Due to the economic downturn experienced in the commercial real estate market in 2002, our estimates for sublease rentals were decreased. This change is reflected in the Adjustments column below and was recorded in the transaction and restructuring line in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 2002 were as follows (in thousands):

                                         REMAINING                                        REMAINING
                                        ACCRUAL AT                         CASH          ACCRUAL AT
                           CHARGES   DECEMBER 31, 2001   ADJUSTMENTS   EXPENDITURES   DECEMBER 31, 2002
                           -------   -----------------   -----------   ------------   -----------------
Employee severance.......  $2,791         $  257           $   --         $(257)           $   --
Lease commitments........   2,182            675            1,083          (374)            1,384
Office closure costs.....     111             --               --            --                --
Asset impairments........   1,169             --               --            --                --
Other restructuring
  costs..................     341            178               --          (178)               --
                           ------         ------           ------         -----            ------
                           $6,594         $1,110           $1,083         $(809)           $1,384
                           ======         ======           ======         =====            ======

     Separate from the restructuring charge, we also recognized in 2001 an asset impairment charge of $2.0 million, relating to a $1.5 million write-off of software and computer equipment and a $0.5 million impairment of certain intangible assets. The majority of the software and computer equipment write-off related to an enterprise-wide asset management system acquired in 2000 that will not be installed or utilized in the future. The intangible assets consisted primarily of customer lists and non-compete agreements acquired in 2000 that were deemed to have no future value.

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

     In December 2000, we realigned our product offerings and strategic plans for product development. In connection with this realignment, we determined certain capitalized software costs, prepaid royalties and equipment were impaired and recognized an asset impairment charge, which was included in operating costs and expenses, totaling $1.6 million. In connection with this corporate product realignment, we approved restructuring plans to eliminate certain positions and to close our operations in Fremont, California. These restructuring costs consisted of employee severance costs of $0.7 million and other miscellaneous integration and restructuring costs of $0.1 million. As of December 31, 2001, there were no actions remaining under the plan.

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

     Provision (Benefit) for Income Taxes. The benefit for income taxes for 2001 was $10.2 million (an effective tax rate of 29.7 percent), compared with $0.8 million (an effective tax rate of 16.9 percent) for 2000. Our effective tax rate includes the effects of state and foreign income taxes and certain foreign losses for which no tax benefits have been provided, as well as the portion of Entevo transaction costs incurred in 2000 which are not deductible for tax purposes. This rate reflected management's expectation that the current year net operating losses ("NOL") would be realized by the Company in its future federal income tax returns as a reduction of the future income tax payable prior to the expiration of the carryforward period. As previously noted above, we subsequently provided for a full valuation allowance against our deferred tax assets during 2002.

     Net Loss. Due to the factors described above, net loss for 2001 was $24.1 million compared with $3.8 million for 2000.

RECENT PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect the adoption of SFAS No. 141 to have a material impact on our financial position and results of operations. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. We do not expect the adoption of SFAS No. 142 will have a material impact on our financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. We do not expect the adoption of SFAS No. 144 will have a material impact on our financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The adoption of FIN 45 is not expected to have a material impact on our financial position and results of operations. The disclosure provisions of FIN 45 are effective for financial statements for the year ended December 31, 2002. Our warranty liabilities are considered immaterial for disclosure in 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for our fiscal year 2003. The interim disclosure requirements are effective for the second quarter of our fiscal year 2003. We do not expect SFAS No. 148 will have a material effect on our results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

     The Company had cash, cash equivalents and short-term investments of $37.8 million at December 31, 2002 compared with $43.0 million at December 31, 2001. The major reasons for the decrease were the purchase of 5.7 million shares of the Company's common stock for $5.4 million and capital expenditures of $3.1 million. This decrease was partially offset by cash flows from operating activities of $1.6 million and $0.6 million in proceeds primarily from the sale of common stock under the Company's Employee Stock Purchase Plan.

     Cash flows provided by (used in) operating activities were $1.6 million in 2002 and $(3.7) million in 2001. The increase in operating cash flows from operating activities reflected improvements in operating leverage and improvements in working capital management.

     Cash flows provided by investing activities were $0.2 million in 2002 and $4.0 million in 2001. The decrease in cash generated from investing activities related to a decrease in proceeds generated from the maturity of investments.

     Cash flows used in financing activities were $4.8 million in 2002 and $9.9 million in 2001. The major use of cash in financing activities in 2002 was for the repurchase of 5.7 million shares of its common stock for $5.4 million. This use was partially offset by proceeds of $0.6 million primarily from the sale of common stock under the Company's Employee Stock Purchase Plan.

     We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The remaining contractual obligations under these lease commitments were comprised of the following as of December 31, 2002:

CONTRACTUAL                                                                         2009 AND
OBLIGATION                           TOTAL     2003     2004 - 2006   2007 - 2008    BEYOND
-----------                         -------   -------   -----------   -----------   --------
Operating leases..................  $35,104   $ 2,853     $11,769       $8,929      $11,553
Sub-leasing arrangements*.........   (1,686)   (1,123)       (563)          --           --
                                    -------   -------     -------       ------      -------
                                    $33,418   $ 1,730     $11,206       $8,929      $11,553
                                    =======   =======     =======       ======      =======

---------------

* We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these executed sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments in the preceding table.

     Our expected principal cash requirements for 2003 are: (i) capital expenditures between $1.5 million and $2.0 million, primarily for computer and software equipment, (ii) to fund our working capital requirements, and (iii) payment of accrued restructuring expenses of approximately $1.0 million and $2.0 million. We believe that there is sufficient cash on hand to meet these cash requirements, as well as our cash requirements for the foreseeable future.

PROPRIETARY RIGHTS

     See the discussion below under the headings "Cautionary Statements -- Other Companies Might Try to Misappropriate Our Technology" and "Cautionary
Statements -- We Might Be Accused of Misappropriating a Third Party's
Technology."

CAUTIONARY STATEMENTS

     In addition to the other information in this Report, the following factors in particular (which are not listed in any particular order of importance) should be carefully considered when you evaluate BindView and its business. There may be other risks and uncertainties not presently known to us, or that we currently deem immaterial, which could also impair our business operations. As discussed in more detail below, if one or more of the following risks actually occur, it is possible our business, financial condition and operating results could be materially adversely affected.

     - Demand for our products may be weak in the current economy.

     - Our product sales are significantly concentrated.

     - We may face future competition from established companies entering our market, and/or from consolidated companies.

     - Our products could be rendered obsolete by operating-system and application-program software vendors.

     - Our product sales usually require long lead times.

     - Our quarterly sales are significantly back-end loaded, which can lead to uncertainty about meeting expectations and to lower sales prices.

     - Our sales are somewhat seasonal.

     - Our products may not be able to prevail in comparative evaluations against our competitors' products.

     - Recent refinements to our sales compensation structure have yet to be proved successful.

     - Ongoing refinements to our sales organization may result in transitional inefficiencies.

     - We do not maintain a significant backlog.

     - Our international sales are subject to certain additional risks.

     - We may be subject to foreign currency risks.

     - We are dependent upon continued growth of the market for Windows system software.

     - We are likely to continue to be confronted by rapidly-changing markets.

     - Our R&D efforts may not be sufficient to keep up with changing markets.

     - Our software could contain errors that are hard to detect and costly to fix.

     - We could be subject to liability claims if our software has errors.

     - We rely on certain third-party relationships, and our business could be hurt if those relationships were to be impaired.

     - We license certain third-party software for inclusion in our product, and such software may not always be available for our use.

     - Our revenue bases may change with the market.

     - We are affected by the migration rate to Windows 2000.

     - Other companies might try to misappropriate our technology.

     - We might be accused of misappropriating a third party's technology.

     - Our cost structure is fixed to a certain extent, which may limit our ability to reduce costs if sales decrease.

     - We may be required to defer increasing amounts of revenue in the future.

     - Our stock price has a history of volatility.

     - The loss of one or more of our key individuals could hurt our business.

     - We have recently experienced significant changes in our senior management team and board of directors.

     - Our corporate governance structure includes certain anti-takeover provisions.

     - Our network and Web site may be targeted for intentional disruption.

     - Natural disasters and other infrastructure problems may hurt our ability to operate.

     - Acquisitions may pose additional risks.

     Demand for our products may be weak in the current economy. In 2001 the U.S. economy was widely viewed as having entered a recession, which was exacerbated by the terrorist attacks of September 11. In 2002, a recovery was believed by some to have commenced, but the recovery may be delayed by the war recently begun in Iraq. In such a general economic downturn, our customers are apt to curtail IT expenses. This can result in lower sales, lower sales revenues and a lengthening of sales cycles during these periods. The economy may go into a so-called double-dip recession. Even if the recession is ending, our customers' IT spending still may not increase immediately.

     Our product sales are significantly concentrated. A majority of our revenues are derived from the sale of licenses and maintenance for our bv-Control software products. We anticipate these products will account for a majority of our revenues for the foreseeable future. If our bv-Control products become uncompetitive for any reason, our business could be substantially damaged. Although we currently plan to broaden our product line, we cannot be certain we will be able to reduce our product concentration.

     We may face future competition from established companies entering our market, and/or from consolidated companies. We expect competition in our market to increase significantly as current competitors expand their product lines and services and as new companies enter the market. Many of these existing and potential competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products; more established sales channels; greater software development experience; and greater name recognition. In addition, we have noted what appears to be a recent trend of consolidation in our market through mergers and acquisitions. For example, Symantec Corporation acquired Axent Technologies and thereby began competing with us in one area of our market. Other examples from recent years include Quest Software's acquisition of FastLane Technologies Inc. and NetIQ Corporation's mergers with Mission Critical Software and PentaSafe, Inc. This could result in the creation of new competitors and/or enhancement of the competitive capabilities of existing competitors. If these present and future competitors are successful, we are likely to lose market share and our revenue would likely decline.

     Our products could be rendered obsolete by operating-system and application-program software vendors. We believe vendors of operating-system and application-program software we support, particularly Microsoft and Novell, could enhance their software to include functionality we provide in our own software. Microsoft has a well-established track record of successfully entering and competing in markets in which it becomes interested; in recent years, Microsoft has publicly announced it intends to focus more intensely on computer- and Internet-related security issues. If such other vendors were to offer greater functionality than they currently do, then even if our software were clearly better, there would still be a substantial risk many customers would elect to use "good enough" functionality in the operating-system or application-program software instead of buying and/or continuing to pay maintenance fees for our software. If this risk were to come to pass, our license and maintenance revenues could be seriously affected.

     Our product sales usually require long lead times. The sales cycles for our products are typically long. The extended sales cycles are due to a variety of reasons, including but not necessarily limited to the following. Our customers must complete their own internal evaluation and budget-approval procedures. Because our software is used in network management, customers often require that several people evaluate the software. Sometimes such people are in different functional and geographic areas and may have different and perhaps conflicting requirements; this can increase the time needed for customer evaluation. In addition, we have recently expanded our product offerings and have been working to sell more enterprise-wide licenses involving multiple BindView products; this likewise can increase time required for customer review. Some customers intentionally delay purchases for reasons such as budgetary constraints, concerns about the general economy, or a desire to wait until new products are announced, either by us, by our competitors, or by underlying infrastructure vendors such as Microsoft or Novell. Moreover, in recent quarters we have experienced longer budget and purchasing review cycles from some of our customers as a result of the U.S. economic slowdown.

     Our quarterly sales are significantly back-end loaded, which can lead to uncertainty about meeting expectations and to lower sales prices. We generally record a significant portion of our revenues near the end of each fiscal quarter, due in part to customer buying patterns. Many companies negotiate large purchase agreements near the end of the quarter. We believe these companies expect that by doing so, they can negotiate lower prices and better terms at a time when publicly-traded vendors are conscious of the need to "make their numbers" for the quarter. In any given quarter, such customer behavior can make it difficult for us to forecast our ability to meet the expectations of investors and analysts. We may make some end-of-quarter sales at lower prices than originally offered, which could have an adverse impact on our business.

     Our sales are somewhat seasonal. Our customers sometimes make significant license and maintenance purchases at the end of the year, possibly because they have budget dollars left and wish to spend those dollars rather than lose them. In addition, some of our sales compensation policies are based on achievement of certain annual revenue goals. As a result, our fourth quarter has historically tended to be the strongest in sales, which in turn has meant the following first quarter is often weaker in sales. (Our first-quarter sales in any given fiscal year do not necessarily indicate we will achieve higher sales in any subsequent quarter.)

     Our products may not be able to prevail in comparative evaluations against our competitors' products. Our customers often conduct "beauty contests" in which they evaluate not only our products but those of our competitors. We believe our products usually fare very well in such head-to-head contests, but the possibility always exists that we may lose any given such contest for one or more reasons, some of which may be beyond our control. For example, if our product does not have a certain functionality that is particularly important to a customer, and if a competitor's product does have such functionality, then we may not be able to win that customer's business.

     Recent refinements to our sales compensation structure have yet to be proved successful. We recently made changes to our sales compensation structure based on the recommendation of a consulting firm that studied our sales operations. We expect these changes will result in more closely aligning the personal financial interests of our sales force with the financial interests of the Company, but if not, our business could be adversely affected.

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

     Our international sales are subject to certain additional risks. During 2002, 2001, and 2000, we derived approximately 11 percent, 13 percent, and 11 percent of our revenues, respectively, from sales outside North America, both with our own international sales force (who generally are employed by our foreign subsidiaries) and by resellers and distributors. We cannot be certain we will be able to attract third parties that will be able to market our products effectively or to provide timely and cost-effective customer support and service. Our reseller arrangements generally provide that resellers may carry competing product offerings. We cannot be certain any distributor or reseller will continue to represent our products. If we are unable to recruit or retain sales personnel, distributors, or resellers, that inability could materially and adversely affect our business. If we are unable to generate increased sales using our international sales force, our costs will be higher without corresponding increases in revenue, resulting in lower operating margins for our international operations. In addition, employment law and policies vary among countries outside the United States, which may reduce our flexibility in managing headcount and, in turn, managing personnel-related expenses. If we do not address the risks associated with international sales in a cost-effective and timely manner, our international sales growth will be limited, operating margins could be reduced and our business could be materially adversely affected. Even if we are able to successfully expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

     We are dependent upon continued growth of the market for Windows system software. We depend upon the success of Microsoft's Windows NT and Windows 2000 operating systems, and to a lesser extent on the success of Novell's NetWare operating system and of Microsoft's Exchange software. In particular, market acceptance of our products depends on the increasing complexity of these software products and the advantages that our own software provides in managing those products. There may be times when the growth of one or more of these software products flattens out or even declines, especially if IT spending becomes, or stays, generally flat. To a certain extent, the growth in the Windows system software products comes at the expense of the corresponding Novell products, meaning that even if we gain customers on the Windows side, we may lose customers on the Novell side.

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

     Our R&D efforts may not be sufficient to keep up with changing markets. To deal successfully with market changes, we must periodically enhance our existing products, develop and introduce new products, and sometimes discontinue an existing product. Our products are inherently complex; as a result, our new products and product enhancements can require long development and testing periods. When we undertake a project along these lines, we must make resource investments that often are significant in scope. We may experience various delays and other difficulties in any given project; if that happens, it increases the chances that a competitor might beat us to the market and thereby achieve a potential first-to-market advantage; this in turn could hinder our efforts to persuade customers to buy our products, which could damage our business. We have, on occasion, experienced delays in our planned introduction of new or enhanced products and cannot be sure such delays will not occur again. In short, we cannot be certain, as our market evolves, we will be able to introduce new and/or updated products customers will want to buy or continue to use, or if we do, that we will earn enough money to recoup or realize a return on our investments.

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

     We rely on certain third-party relationships, and our business could be hurt if those relationships were to be impaired. We rely to a considerable extent on our relationships with Microsoft and Novell; for example, we attempt to coordinate our product offerings with the future releases of their operating systems. These companies may not notify us of feature enhancements prior to new releases of their operating systems in the future. If that were to happen, we might not be able to introduce new products and product enhancements on a timely basis to capitalize on other companies' new releases and feature enhancements. This could lead to one or more competitors, having better relationships with these companies, pulling ahead of us in the marketplace.

     We license certain third-party software for inclusion in our product, and such software may not always be available for our use. We license certain third-party software to perform certain functions in certain of our own software products. So far we have been able to renew the required licenses on terms we regard as satisfactory. It is possible that in the future we may not be able to renew one or more of those licenses on acceptable terms. If that were to occur, we might be forced to stop shipping the affected product(s) until we could find or build a replacement for the third-party software; this could materially and adversely affect our operating results.

     Our revenue bases may change with the market. The percentages of our revenues attributable to software licenses for particular operating-system or application-software platforms can change from time to time. A number of factors outside our control can cause these changes, including changing market acceptance and penetration of the various operating-system and application-software platforms we support and the relative mix of development and installation by VARs of application software operating on such platforms.

     We are affected by the migration rate to Windows 2000. Our ability to sell licenses for some of our bv-Admin migration products depends in part on the rate at which customers elect to migrate their networks to Microsoft's Windows 2000 operating system. Some observers have noted this migration rate has been slower than expected. If the migration rate continues to remain comparatively slow, it could materially and adversely affect our revenues from such migration products.

     Other companies might try to misappropriate our technology. We attempt to protect our technology with a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions. We license our software products primarily under "click-wrap" licenses agreements. We believe, however, these measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. We have found historically that a few customers use our software for more than they have paid for, representing a loss of revenue for us. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States, and we may be subject to unauthorized use of our products in those countries. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations. Our means of protecting our proprietary rights may not be adequate to protect our products and technology from unauthorized copying. In addition, competitors may be able to independently develop similar or superior technology.

     We might be accused of misappropriating a third party's technology. Litigation regarding intellectual property rights is not uncommon in the software industry. We expect software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that we are infringing any proprietary rights of third parties. From time to time, however, third parties may claim we have infringed on their intellectual property rights. Any such claims, with or without merit, could be time consuming to defend, could result in costly litigation, could divert management's attention and resources, could cause product shipment delays, or could require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. If a third party alleges we have infringed its intellectual property rights, we may choose to litigate the claim and/or seek an appropriate license from the third party. The mere fact a third party makes such an allegation could damage our reputation and hurt our ability to sell our products, and we might have little or no practical recourse even if the allegation is baseless. If someone were successfully to make a claim of infringement against us, and if we could not or did not obtain a license or develop alternative technology on a timely basis, our business could be materially adversely affected.

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

     We may be required to defer increasing amounts of revenue in the future. As our sales transactions and product mix becomes more complex, revenue-recognition principles stated in SOP 97-2 or SOP 98-9 could require us to defer a significant portion of our transaction revenues and to recognize the deferred revenue in future periods, rather than in the period in which the sales transactions occurred.

     Our stock price has a history of volatility. There have been times when the market price of our common stock has been highly volatile (like that of many other technology companies). We expect our stock price will continue to fluctuate in the future. These fluctuations may be due to factors specific to our Company, to changes in analysts' earnings estimates, to the relatively low volume of trading in our common stock in recent months, or to factors affecting the computer industry or the securities markets in general. We believe that quarter-to-quarter and year-to-year financial comparisons are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance; nevertheless, if our quarterly and annual operating results should fail to meet market expectations, the trading price of our common stock could be negatively impacted. Our quarterly and annual operating results have varied substantially in the past and may vary substantially in the future due to a number of factors described elsewhere in this Report, which could lead to significant changes in our stock price.

     The loss of one or more of our key individuals could hurt our business. If a senior executive or other key employee leaves the Company, dies, or becomes disabled, that could hurt our business, especially if he or she joins a competitor or otherwise competes with us. We have employment agreements and/or change-of-control agreements with most of our senior executives. These agreements establish an at-will employment relationship; they do not require the executives to work for us for any particular period of time. These agreements include provisions restricting the use of our confidential information and, in most cases, requiring the senior executive not to compete with us for specified periods of time, but enforcement of such agreements is generally time-consuming, expensive, and uncertain in result (especially so in the case of covenants not to compete). We do not maintain key man life insurance policies on any of our personnel.

     We have recently experienced significant changes in our senior management team and board of directors. Several of our senior executives and members of our board of directors are comparatively new with the Company. Our future success will depend to a significant extent on our ability to assimilate these changes in our leadership team.

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

     Our network and Web site may be targeted for intentional disruption. As a leading provider of security-related software, we anticipate that, from time to time, our corporate computer network and our Web site may be targeted for intentional disruption by "black-hat" hackers. We believe we have taken sufficient precautions to prevent such disruption, but we cannot be certain we will succeed in preventing all such disruption. If such disruption is successful, it could hurt our business activities; if successful disruption becomes publicly known, it could also damage our reputation and that of our products and services.

     Natural disasters and other infrastructure problems may hurt our ability to operate. In June 2001, Tropical Storm Alison caused massive flooding throughout the Houston area. While our Houston offices were not significantly damaged, the infrastructure of the building in which our offices were located was severely damaged by the flooding. As a result, we were unable to occupy our offices for several weeks and were required to operate from temporary offices with temporary phone systems, computer network facilities, etc. These events highlighted our reliance on our telephone system, computer network, and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation, and direct provision of fee-based services. Those systems may be vulnerable to damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, flood, telecommunications failure, sabotage, terrorist attacks, vandalism and similar events. Despite precautions, a natural disaster or other unanticipated problems could result in interruptions in our service or significant damage. In addition, failure of any of our telecommunications providers to provide consistent data communications capacity could result in interruptions in our services and thus in our ability to provide service to our customers.

     Acquisitions may pose additional risks. In the past we have made, and we may continue to make, investments in complementary companies, technologies, services or products if we find appropriate opportunities. If we were to buy a company, we could have difficulty assimilating the personnel and operations of the acquired company. If we were to make other types of acquisitions, assimilating the technology, services or products into our operations could be difficult. Acquisitions could disrupt our ongoing business, distract management and other resources and make it difficult to maintain our standards, controls and procedures. We might not succeed in overcoming these risks or in any other problems we might encounter in connection with any future acquisitions. We cannot be certain we would be able to successfully integrate acquired products and technology into our sales model or product offerings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks associated with foreign currency exchange rate fluctuations and changes in the market value of its investments. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See "Business -- Special Note Regarding Forward-Looking Statements" contained elsewhere herein.

FOREIGN CURRENCY EXCHANGE RATES

     We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For the years ended December 31, 2002, 2001 and 2000, approximately 11 percent, 13 percent and 11 percent of our consolidated revenues, respectively, were generated from customers outside of North

America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Based on our foreign currency exchange instruments outstanding at December 31, 2002, we estimate a near-term change in foreign currency rates would not materially affect our financial position, results of operations or net cash flows for the year ended December 31, 2003. We used a value-at-risk ("VAR") model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95 percent confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that we will incur.

INTEREST RATE RISK

     We adhere to a conservative investment policy, whereby our principal concern is the preservation of liquid funds while maximizing our yield on liquid assets. Cash, cash equivalents, short-term investments and long-term investments (including restricted cash) approximated $42.3 million and $47.5 million at December 31, 2002 and 2001, respectively. Such amounts were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold. We estimate that a near-term change in interest rates would not materially affect our financial position, results of operations or net cash flows for the year ended December 31, 2003. We used a VAR model to measure potential market risk on our marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95 percent confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that we will incur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this Item are presented in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this Item, see text under the captions "Election of Directors," "Executive Officers and Compensation" and "Compliance With
Section 16(a) of the Securities Exchange Act of 1934" in the proxy statement relating to our 2003 annual meeting of shareholders (the "Proxy Statement") to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this Annual Report on Form 10-K has been made known to them in a timely manner.

     (b) Changes in Internal Controls

     There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this Annual Report on Form 10-K:

FINANCIAL STATEMENTS                                           PAGE
--------------------                                           ----
Report of Independent Accountants...........................    30
Consolidated Balance Sheets.................................    31
Consolidated Statements of Operations and Comprehensive
  Loss......................................................    32
Consolidated Statements of Shareholders' Equity.............    33
Consolidated Statements of Cash Flows.......................    34
Notes to Consolidated Financial Statements..................    35
Schedule II -- Valuation and Qualifying Accounts............    52

     Other financial schedules under the Act have been omitted because they are either not required or are not material.

     (b) Reports of Form 8-K:

     In a Report on Form 8-K dated December 9, 2002, the Company reported that it received notification from the NASDAQ Listing Qualifications Panel confirming BindView has regained compliance with NASDAQ's continued listing maintenance requirements.

     In a Report on Form 8-K dated November 20, 2002, the Company reported that it had announced to its employees that its board of directors had approved a voluntary stock-option exchange program for employees other than executive management.

     In a Report on Form 8-K dated November 6, 2002, the Company reported it had issued a press release announcing (i) recent management personnel changes, including the appointment of a new senior vice president of worldwide marketing, the appointment of a new vice president of international sales, and the resignation of the Company's vice president of worldwide sales and the Company's initiation of a search for a replacement; and (ii) results of the Company's stock repurchase program.

     In a Report on Form 8-K dated October 28, 2002, the Company issued a press release announcing, among other things, financial results for the quarter and nine months ended September 30, 2002.

     (c) Exhibits:

     Reference is made to the Exhibit Index at the end of this Annual Report on Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BindView Development Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) on page 28 present fairly, in all material respects, the financial position of BindView Development Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                PRICEWATERHOUSECOOPERS LLP

Houston, Texas
January 30, 2003

                        BINDVIEW DEVELOPMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $37,760   $39,791
  Short-term investments....................................       --     3,253
  Accounts receivable, net of allowance of $1,237 and
     $1,097.................................................   11,199    10,344
  Other.....................................................    2,052     1,180
                                                              -------   -------
       Total current assets.................................   51,011    54,568
Property and equipment, net.................................    7,816     9,221
Deferred income taxes.......................................       --    19,562
Investments and other.......................................    4,729     4,770
                                                              -------   -------
       Total assets.........................................  $63,556   $88,121
                                                              =======   =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,990   $ 1,763
  Accrued liabilities.......................................    6,341     4,954
  Accrued compensation......................................    3,907     4,051
  Deferred revenue..........................................   12,464    10,350
                                                              -------   -------
       Total current liabilities............................   24,702    21,118
Deferred revenue............................................    2,213     2,618
Other.......................................................    1,215       576
Commitments and Contingencies (Note 10)
Shareholders' equity:
  Preferred stock, $0.01 par value, 20,000 shares
     authorized, none issued................................       --        --
  Common stock, no par value, 100,000 shares authorized,
     46,278 and 54,375 shares issued, and 46,278 and 51,377
     shares outstanding.....................................        1         1
  Additional paid-in capital................................  104,332   121,884
  Notes receivable from shareholder.........................     (892)   (1,188)
  Accumulated deficit.......................................  (68,398)  (43,965)
  Accumulated other comprehensive income (loss).............      383      (185)
  Treasury stock, at cost, 0 and 2,998 shares...............       --   (12,738)
                                                              -------   -------
       Total shareholders' equity...........................   35,426    63,809
                                                              -------   -------
       Total liabilities and shareholders' equity...........  $63,556   $88,121
                                                              =======   =======

                See notes to consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenues:
  Licenses..................................................  $ 37,238    $ 42,532    $58,931
  Services..................................................    29,740      28,356     27,125
                                                              --------    --------    -------
                                                                66,978      70,888     86,056
Cost of revenues:
  Cost of licenses..........................................       500       1,059      2,123
  Cost of services..........................................     5,782       6,407      4,049
                                                              --------    --------    -------
                                                                 6,282       7,466      6,172
Gross profit................................................    60,696      63,422     79,884
Operating costs and expenses:
  Sales and marketing.......................................    37,242      49,079     44,746
  Research and development..................................    19,219      22,668     26,500
  General and administrative................................     7,932      14,600      9,780
  Transaction and restructuring.............................     3,002       6,594      6,357
  Asset impairment..........................................       276       1,979      1,571
                                                              --------    --------    -------
Operating loss..............................................    (6,975)    (31,498)    (9,070)
Other income (expense), net.................................     2,104      (2,859)     4,443
                                                              --------    --------    -------
Loss before income taxes....................................    (4,871)    (34,357)    (4,627)
Provision (benefit) for income taxes........................    19,562     (10,211)      (783)
                                                              --------    --------    -------
Net loss....................................................  $(24,433)   $(24,146)   $(3,844)
                                                              ========    ========    =======
Loss per common share -- basic and diluted..................  $  (0.49)   $  (0.47)   $ (0.07)
                                                              ========    ========    =======
Reconciliation of net loss to comprehensive loss:
  Net loss..................................................  $(24,433)   $(24,146)   $(3,844)
  Gain (loss) from foreign currency translation.............       568          84         (7)
                                                              --------    --------    -------
  Comprehensive loss........................................  $(23,865)   $(24,062)   $(3,851)
                                                              ========    ========    =======

                See notes to consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                   ACCUMULATED
                                                   CONVERTIBLE                                                        OTHER
                                COMMON STOCK     PREFERRED STOCK      ADDITIONAL      SHAREHOLDER                 COMPREHENSIVE
                               ---------------   ----------------   PAID-IN CAPITAL      NOTE       ACCUMULATED      INCOME
                               SHARES   AMOUNT   SHARES    AMOUNT       AMOUNT        RECEIVABLE      DEFICIT        (LOSS)
                               ------   ------   -------   ------   ---------------   -----------   -----------   -------------
                                                                        (IN THOUSANDS)
Balance at December 31,
  1999.......................  47,535     $1      22,689    $ 23       $109,471         $  (202)     $(15,975)        $(262)
  Exercise of stock options
    and warrants.............   1,407     --          --      --          2,780              --            --            --
  Tax benefit related to
    exercise of employee
    stock options............      --     --          --      --          4,505              --            --            --
  Payment on shareholder
    notes....................      --     --          --      --             --              58            --            --
  Employee stock purchase
    plan.....................     105     --          --      --          1,037              --            --            --
  Treasury stock purchases
    (635 shares).............      --     --          --      --             --              --            --            --
  Conversion of preferred
    stock into common
    stock....................   3,251     --     (22,689)    (23)            23              --            --            --
  Foreign currency
    translation adjustment...      --     --          --      --             --              --            --            (7)
  Net loss...................      --     --          --      --             --              --        (3,844)           --
                               ------     --     -------    ----       --------         -------      --------         -----
Balance at December 31,
  2000.......................  52,298     $1          --    $ --       $117,816         $  (144)     $(19,819)        $(269)
  Exercise of stock options
    and warrants.............   1,490     --          --      --          1,558              --            --            --
  Tax benefit related to
    exercise of employee
    stock options............      --     --          --      --            867              --            --            --
  Employee stock purchase
    plan.....................     187     --          --      --            599              --            --            --
  Treasury stock purchases
    (2,363 shares)...........      --     --          --      --             --              --            --            --
  Common stock issued under
    restricted stock
    agreement................     400     --          --      --          1,044          (1,044)           --            --
  Foreign currency
    translation adjustment...      --     --          --      --             --              --            --            84
  Net loss...................      --     --          --      --             --              --       (24,146)           --
                               ------     --     -------    ----       --------         -------      --------         -----
Balance at December 31,
  2001.......................  54,375     $1          --    $ --       $121,884         $(1,188)     $(43,965)        $(185)
  Exercise of stock
    options..................     108     --          --      --             66              --            --            --
  Employee stock purchase
    plan.....................     490     --          --      --            498              --            --            --
  Treasury stock purchases
    (5,697 shares)...........      --     --          --      --             --              --            --            --
  Retirement of treasury
    stock....................  (8,695)                                  (18,116)
  Reduction of shareholder
    note in lieu of
    guaranteed bonus.........      --     --          --      --             --             296            --            --
  Foreign currency
    translation adjustment...      --     --          --      --             --              --            --           568
  Net loss...................      --     --          --      --             --              --       (24,433)           --
                               ------     --     -------    ----       --------         -------      --------         -----
Balance at December 31,
  2002.......................  46,278     $1          --    $ --       $104,332         $  (892)     $(68,398)        $ 383
                               ======     ==     =======    ====       ========         =======      ========         =====


                                              TOTAL
                               TREASURY   SHAREHOLDERS'
                                STOCK        EQUITY
                               --------   -------------
                                    (IN THOUSANDS)
Balance at December 31,
  1999.......................  $     --      $93,056
  Exercise of stock options
    and warrants.............        --        2,780
  Tax benefit related to
    exercise of employee
    stock options............        --        4,505
  Payment on shareholder
    notes....................        --           58
  Employee stock purchase
    plan.....................        --        1,037
  Treasury stock purchases
    (635 shares).............    (5,324)      (5,324)
  Conversion of preferred
    stock into common
    stock....................        --           --
  Foreign currency
    translation adjustment...        --           (7)
  Net loss...................        --       (3,844)
                               --------      -------
Balance at December 31,
  2000.......................  $ (5,324)     $92,261
  Exercise of stock options
    and warrants.............        --        1,558
  Tax benefit related to
    exercise of employee
    stock options............        --          867
  Employee stock purchase
    plan.....................        --          599
  Treasury stock purchases
    (2,363 shares)...........    (7,414)      (7,414)
  Common stock issued under
    restricted stock
    agreement................        --           --
  Foreign currency
    translation adjustment...        --           84
  Net loss...................        --      (24,146)
                               --------      -------
Balance at December 31,
  2001.......................  $(12,738)     $63,809
  Exercise of stock
    options..................        --           66
  Employee stock purchase
    plan.....................        --          498
  Treasury stock purchases
    (5,697 shares)...........    (5,378)      (5,378)
  Retirement of treasury
    stock....................    18,116           --
  Reduction of shareholder
    note in lieu of
    guaranteed bonus.........        --          296
  Foreign currency
    translation adjustment...        --          568
  Net loss...................        --      (24,433)
                               --------      -------
Balance at December 31,
  2002.......................  $     --      $35,426
                               ========      =======

                See notes to consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(24,433)  $(24,146)  $(3,844)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     4,442      5,413     5,570
     Bad debt expense.......................................        --      3,474       664
     Asset impairments......................................       276      8,148     1,571
     Deferred income tax provision (benefit)................    19,562    (10,211)   (1,059)
     Other..................................................        48        197         7
     Changes in operating assets and liabilities:
       Accounts receivable..................................      (933)     9,753    (8,818)
       Other assets.........................................      (773)        75      (923)
       Accounts payable.....................................        36     (2,279)    1,372
       Accrued liabilities..................................     1,811      4,290    (1,217)
       Deferred revenues....................................     1,602      1,537     1,219
                                                              --------   --------   -------
          Net cash provided by (used in) operating
            activities......................................     1,638     (3,749)   (5,458)
                                                              --------   --------   -------
Cash flows from investing activities:
  Capital expenditures......................................    (3,064)    (2,986)  (11,076)
  Net proceeds from maturity (purchase) of investments......     3,253      6,951       751
  Purchase of preferred stock...............................        --         --    (5,000)
  Other.....................................................        40         --         6
                                                              --------   --------   -------
          Net cash provided by (used in) investing
            activities......................................       229      3,965   (15,319)
                                                              --------   --------   -------
Cash flows from financing activities:
  Payments on notes payable and long-term debt..............        --         --      (260)
  Restriction on cash under letter of credit................        --     (4,500)       62
  Repurchase of common stock................................    (5,378)    (7,414)   (5,324)
  Net proceeds from sale of common stock....................       564      2,060     3,810
                                                              --------   --------   -------
          Net cash used in financing activities.............    (4,814)    (9,854)   (1,712)
Effect of exchange rate changes on cash.....................       916         92      (324)
                                                              --------   --------   -------
Net decrease in cash and cash equivalents...................    (2,031)    (9,546)  (22,813)
Cash and cash equivalents at beginning of year..............    39,791     49,337    72,150
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $ 37,760   $ 39,791   $49,337
                                                              ========   ========   =======
Non-cash financing and investing activities:
  Reduction of shareholder note in lieu of guaranteed
     bonus..................................................  $    296   $     --   $    --
  Tax benefit related to the exercise of employee stock
     Options................................................  $     --   $    867   $ 4,505
  Conversion of convertible debentures and preferred stock
     into common stock......................................  $     --   $     --   $    23
  Note receivable from shareholder in exchange for 400
     shares of restricted common stock......................  $     --   $  1,044   $    --

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

     In 2000, BindView completed a merger with Entevo Corporation ("Entevo") in a transaction that was accounted for as a pooling of interests. These consolidated financial statements combine the historical results of the Company with Entevo for all periods presented.

  REVENUE RECOGNITION

     The Company follows American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions" ("SOP 98-9"), as applicable, to account for revenue recognition. The Company primarily licenses its software products under perpetual licenses. Revenues are recognized under these arrangements once the following criteria are met: (i) a written purchase order, license agreement or contract has been executed; (ii) software, or software license authorization code in situations where the customer previously received evaluation software, has been delivered to the customer; (iii) license agreements with no significant vendor obligations or customer acceptance rights outstanding have been issued to the customer; (iv) the license fee is fixed and determinable and collection of the fee is probable; and (v) vendor-specific objective evidence exists to allocate the total fee in accordance with SOP 97-2 or SOP 98-9. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately or at the renewal rate for maintenance agreements in subsequent years. In situations where vendor-specific objective evidence does not exist, and all other revenue recognition criteria have been met, revenue is recognized ratably over the life of the agreement. If installation is essential to the functionality of the software, revenue is deferred until completion of the installation. Certain of these items may require the application of judgment when evaluating specific business arrangements in a changing environment against our normal business practices.

     Revenues from maintenance contracts and other related services are reported as service revenue. Customers generally elect to purchase a one to three year maintenance agreement in conjunction with their licensing of the Company's products, which is renewable, at the customer's discretion, upon expiration of the original maintenance contract. Maintenance revenues are recognized ratably over the contract term. Deferred revenue is comprised primarily of maintenance revenue and revenue from training and consulting services. The portion of maintenance contract revenues that have not yet been recognized as revenues are reported as deferred revenue in the accompanying consolidated balance sheet. Deferred maintenance revenue which has not been collected is not recognized.

     Sales made through distributors, value-added resellers ("VARs"), and original equipment manufacturers ("OEMs") are recognized upon execution of a written purchase order, license agreement or contract with either the reseller or end user and after all revenue recognition criteria previously noted have been met. The Company performs ongoing credit evaluations and assessments of the financial viability of its customers, including distributors, VARs and OEMs, in determining whether or not revenue recognition is appropriate.

                        BINDVIEW DEVELOPMENT CORPORATION

  RESEARCH AND DEVELOPMENT

     The Company follows SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, in accounting for research and development costs. These costs are charged to operations as they are incurred until technological feasibility has been determined. The Company currently considers technological feasibility to have been established once a working model of a product has been produced and tested. The judgment regarding when an adequate working model has been satisfactorily tested is subjective and the degree of proximity of that date to product release influences how much cost is capitalized. To date, costs incurred by the Company's development staff subsequent to the establishment of technological feasibility have not been material.

  SOFTWARE DEVELOPED FOR INTERNAL USE

     The Company follows Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") in accounting for certain costs related to the development or purchase of internal-use software. SOP 98-1 requires that certain costs be capitalized and amortized over the estimated useful life of the software. Additionally, costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project are expensed as incurred. In 2002 and 2001, the Company capitalized approximately $0.8 million and $0.3 million, respectively in costs associated with the development of internal-use software. Such costs are included in property and equipment in the accompanying consolidated balance sheet.

  STOCK OPTIONS

     The Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations. Under APB 25, no stock-based employee costs are reflected in net income as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation:

                                                         2002       2001       2000
                                                       --------   --------   --------
Net loss as reported.................................  $(24,433)  $(24,146)  $ (3,844)
Deduct: Total stock-based employee compensation
  expense determined under fair value method for all
  awards, net of related tax effects.................    (7,979)    (7,685)   (11,006)
                                                       --------   --------   --------
Pro forma net loss...................................  $(32,412)  $(31,831)  $(14,850)
                                                       ========   ========   ========
Loss per common share (basic and diluted):
-- As reported.......................................  $  (0.49)  $  (0.47)  $  (0.07)
-- Pro forma.........................................  $  (0.64)  $  (0.62)  $  (0.29)

                        BINDVIEW DEVELOPMENT CORPORATION

     The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Expected life (in years)....................................    5      6      8
Interest rate...............................................    5%     5%     6%
Volatility..................................................  106%   112%   144%
Dividend yield..............................................    0%     0%     0%

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances may also be provided based upon subjective evaluations of facts, circumstances and expectations, which may change over the course of time (see Note 6).

  CASH AND CASH EQUIVALENTS

     All short-term investments with an original maturity of 90 days or less are considered cash equivalents.

  ACCOUNTS RECEIVABLE AND PROVISION FOR DOUBTFUL ACCOUNTS

     The Company provides an allowance for doubtful accounts when collection is considered doubtful. The Company performs ongoing credit evaluations of its customers, reviews its collection efforts and analyzes its payment experience with specific customers in order to determine whether or not collection is doubtful. There may be a significant fluctuation in the provision for doubtful accounts to the extent the Company's subjective evaluation of the economy, facts, circumstances and expectations change.

  INVESTMENTS

     The Company's short-term investments include commercial paper, corporate bonds or certificates of deposit that have original maturities of more than three months and less than one year. The Company's long-term investments, which have an original maturity of more than twelve months, are intended to be held until maturity.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lives of the respective leases or the service lives of the improvements. Repairs and maintenance are charged to expense as incurred.

  ADVERTISING COSTS

     Advertising costs are expensed when incurred and totaled $0.8 million in 2002, $1.4 million in 2001, and $1.3 million in 2000.

                        BINDVIEW DEVELOPMENT CORPORATION

  LONG-LIVED ASSETS

     In the event that facts and circumstances indicate that long-lived assets may be impaired, the Company evaluates the recoverability of such assets. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. The Company believes all long-lived assets are fully realizable as of December 31, 2002.

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

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management, in these procedures are: the range of accounting policies permitted by U.S. generally accepted accounting principles; management's understanding of the Company's business-both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is a greater uncertainty in the information that is available upon which to base the estimate; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates-which may result in the selection of estimates which could be viewed as conservative or aggressive by others-based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Actual results could differ from those estimates.

  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

  RECENT PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the financial position and results of operations of the Company. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets

                        BINDVIEW DEVELOPMENT CORPORATION
must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The adoption of SFAS No. 142 is not expected to have a material impact on the financial position and results of operations of the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 is not expected to have a material impact on the financial position and results of operations of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The adoption of FIN 45 is not expected to have a material impact on the financial position and results of operations for the Company. The disclosure provisions of FIN 45 are effective for financial statements for the year ended December 31, 2002. The Company's warranty liabilities are considered immaterial for disclosure in 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The interim disclosure requirements are effective for the second quarter of the Company's fiscal year 2003. The Company does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

2.  ACQUISITION OF ENTEVO CORPORATION

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

                        BINDVIEW DEVELOPMENT CORPORATION

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

3.  RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

     Restructuring costs were $3.0 million in 2002 and $6.6 million in 2001. The restructuring charge in 2002 included an upward adjustment of $1.1 million in the Company's accrual for leaseholds that were abandoned in 2001 primarily related to the deteriorating sub-lease commercial real estate market in Houston, Texas.

     In July 2002, the Company approved a restructuring plan to improve operating efficiency and improve sales and marketing productivity. The original estimate for the cost of this plan totaled approximately $1.6 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing the Company's Boston development center and certain European sales offices,
(iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts. The costs of the plan were based on management's best estimate utilizing information available at the time. Subsequent to recording the charge in September 2002, the Company increased the amount of the charge by $0.3 million due to lower expected sublease rental rates related to the deterioration in the commercial real estate market in Houston, Texas, offset by lower costs associated with employee severance. These changes are reflected below in the Adjustments column and were included in the transaction and restructuring line in the accompanying consolidated statements of operations and comprehensive loss.

     The 2002 restructuring expenses and amounts charged against the provision as of December 31, 2002 were as follows (in thousands):

                                                                                  REMAINING
                                                                   CASH          ACCRUAL AT
                                       CHARGES   ADJUSTMENTS   EXPENDITURES   DECEMBER 31, 2002
                                       -------   -----------   ------------   -----------------
Employee severance...................  $  711       $(89)         $(384)           $  238
Lease commitments....................     842        397           (295)              944
Other................................      55          3            (58)               --
                                       ------       ----          -----            ------
                                       $1,608       $311          $(737)           $1,182
                                       ======       ====          =====            ======

     In connection with the 2002 restructuring plan, the Company also determined that certain leasehold improvements related to the downsized or closed offices were impaired and recognized an asset impairment of $0.3 million.

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

     The costs of the plan were based on management's best estimate utilizing information available at that time. Due to the economic downturn experienced in the commercial real estate market in 2002, our estimates for sublease rentals were decreased. This change is reflected in the Adjustments column below and was

                        BINDVIEW DEVELOPMENT CORPORATION
recorded in the transaction and restructuring line in the accompanying consolidated statements of operations and comprehensive loss.

     The accrued restructuring expenses and amounts charged against the provision as of December 31, 2002 were as follows (in thousands):

                                         REMAINING                                   REMAINING
                                         ACCRUAL AT                                  ACCRUAL AT
                                        DECEMBER 31,                     CASH       DECEMBER 31,
                              CHARGES       2001       ADJUSTMENTS   EXPENDITURES       2002
                              -------   ------------   -----------   ------------   ------------
Employee severance..........  $2,791       $  257        $   --         $(257)         $   --
Lease commitments...........   2,182          675         1,083          (374)          1,384
Office closure costs........     111           --            --            --              --
Asset impairments...........   1,169           --            --            --              --
Other restructuring costs...     341          178            --          (178)             --
                              ------       ------        ------         -----          ------
                              $6,594       $1,110        $1,083         $(809)         $1,384
                              ======       ======        ======         =====          ======

     The Company also recorded asset impairment charges totaling $7.0 million during 2001 consisting of: (i) a write off of a $5.0 million equity investment in a UK-based software distribution and consulting firm and (ii) an asset impairment charge of $2.0 million consisting of $1.5 million for software and computer equipment and a $0.5 million impairment of certain intangible assets. The investment in the UK-based software firm was originally made during the second quarter of 2000 and consisted of $5.0 million of redeemable preferred stock in the firm and $1.0 million of intangible assets, primarily consisting of customer lists and non-compete agreements which were being amortized over their useful lives ranging from one to three years. The write-off of the $5.0 million equity investment, which is included in other income (expense) in the Company's consolidated statement of operations and comprehensive loss, was based on an independent appraisal of the current fair value of the investment and management's assessment of the value that would be derived from the investment. The intangible assets had a net book value of $0.5 million at the date of the impairment after the Company incurred $0.2 million and $0.3 million in amortization expense for the years ending December 31, 2001 and 2000, respectively. The majority of the $1.5 million in software and computer equipment impairment related to the acquisition of an enterprise-wide asset management system that management had determined would not be installed or utilized in the future.

     In December 2000, the Company realigned its product offerings and strategic plans for product development. In connection with this realignment, the Company determined that certain capitalized software costs, prepaid royalties and equipment were impaired and recognized an asset impairment totaling $1.6 million. In connection with this corporate product realignment, the Company approved restructuring plans to eliminate certain positions and to close its operations in Fremont, California. These restructuring costs consisted of employee severance costs of $0.7 million and other miscellaneous integration and restructuring costs of $0.1 million. As of December 31, 2001, there were no actions remaining under the plan.

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

                        BINDVIEW DEVELOPMENT CORPORATION

4.  INVESTMENTS

     The Company had no investments at December 31, 2002 and short-term investments considered held to maturity at December 31, 2001 of $3.3 million.

  RESTRICTED CASH

     Under terms of the Company's lease agreement covering its corporate office that was amended in May 2001, the Company was required to post a $4.5 million irrevocable letter of credit to the lessor. The Company posted this letter of credit in July 2001 and placed on deposit with the issuing financial institution $4.5 million to secure that instrument. The letter of credit requirement will be reduced to $2.25 million on November 1, 2004 and will expire on November 1, 2005. The deposit of $4.5 million to secure the letter of credit is included in investments and other in the accompanying consolidated balance sheets.

5.  PROPERTY AND EQUIPMENT

     Property and equipment balances are summarized as follows:

                                                                       DECEMBER 31,
                                                       ESTIMATED     -----------------
                                                      USEFUL LIVES    2002      2001
                                                      ------------   -------   -------
                                                                      (IN THOUSANDS)
Computer equipment and software.....................  3 years        $18,402   $15,571
Office furniture and other equipment................  3-10 years       3,497     3,352
Autos...............................................  5 years             49       100
Leasehold improvements..............................  Lease terms      4,777     5,030
                                                                     -------   -------
                                                                      26,725    24,053
Less -- accumulated depreciation....................                 (18,909)  (14,832)
                                                                     -------   -------
                                                                     $ 7,816   $ 9,221
                                                                     =======   =======

     Depreciation expense totaled $4.1 million in 2002, $5.2 million in 2001, and $5.1 million in 2000.

6.  INCOME TAXES

     The components of income (loss) before income taxes are summarized as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002       2001      2000
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
U.S. operations........................................  $(5,653)  $(37,112)  $(2,439)
Foreign................................................      782      2,755    (2,188)
                                                         -------   --------   -------
  Total loss before income taxes.......................  $(4,871)  $(34,357)  $(4,627)
                                                         =======   ========   =======

                        BINDVIEW DEVELOPMENT CORPORATION

     The provision (benefit) for income taxes consisted of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002       2001      2000
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Current
  U.S. operations
  Federal..............................................  $    --   $     --   $    --
  State................................................       --         --        --
Foreign................................................       --         75       276
                                                         -------   --------   -------
                                                         $    --   $     75   $   276
Deferred
  U.S. operations Federal..............................  $19,466   $(10,250)  $  (999)
  State................................................       96        (36)      (60)
Foreign................................................       --         --        --
                                                         -------   --------   -------
                                                         $19,562   $(10,286)  $(1,059)
                                                         -------   --------   -------
       Total...........................................  $19,562   $(10,211)  $  (783)
                                                         =======   ========   =======

     The differences between income taxes computed at the federal statutory income tax rate and the provision (benefit) for income taxes follow:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002       2001      2000
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Income taxes computed at federal statutory income tax
  rate.................................................  $(1,656)  $(11,681)  $(1,575)
State income taxes, net of federal benefit.............     (112)       (36)      (60)
Foreign income taxes...................................     (203)        25      (216)
Research and development credit........................     (275)      (780)   (1,222)
Non-deductible transaction expenses....................       --         --     1,292
Valuation allowance....................................   21,705      2,035       951
Other..................................................      103        226        47
                                                         -------   --------   -------
  Total provision (benefit) for income taxes...........  $19,562   $(10,211)  $  (783)
                                                         =======   ========   =======

                        BINDVIEW DEVELOPMENT CORPORATION

     The components of deferred tax assets and liabilities at December 31, 2002 and 2001 are comprised of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $21,445   $19,558
  Capitalized research and development costs................    4,155     4,674
  Difference in basis for equity investment.................    1,872     1,872
  Research and development credit carryforward..............    3,331     3,261
  Allowance for doubtful accounts...........................      439       391
  Accrued liabilities.......................................      886       635
  Differences in basis for long-lived assets................    1,646     1,600
  Other.....................................................      409        49
                                                              -------   -------
                                                               34,183    32,040
Deferred tax liabilities....................................       --        --
                                                              -------   -------
     Total..................................................   34,183    32,040
Less: Valuation allowance...................................  (34,183)  (12,478)
                                                              -------   -------
Total deferred tax asset....................................  $    --   $19,562
                                                              =======   =======

     At December 31, 2002, the Company has a domestic NOL carryforward of approximately $48 million, of which $8 million expires in 2012, $19 million expires from 2018 through 2020, $16 million expires in 2021 and $5 million expires in 2022. The Company also has a foreign NOL carryforward of approximately $15 million and a research and development credit carryforward of $3 million expiring between 2018 and 2022.

     During 2002, the Company made an assessment of realization of its deferred tax assets and concluded that a valuation allowance of $19.6 million for its net deferred tax assets was appropriate. As of December 31, 2002, the Company has a full valuation allowance of $34.2 million against its deferred tax assets. As in its prior assessments, the Company considered its current and previous performance and other relevant factors in determining the sufficiency of its valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than management's outlook for future profitability. Management remains optimistic about the future prospects of the Company's business and the industry and continues to believe that over time, as the market improves, the Company should generate sufficient taxable income to utilize a substantial portion of its net operating loss carryforwards. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

     United States income taxes have not been provided on the cumulative undistributed earnings, which totaled approximately $2.3 million at December 31, 2002, of the Company's foreign subsidiaries as it is the Company's intention to reinvest such earnings indefinitely.

7.  NET LOSS PER SHARE

     The Company's earnings per share data are presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share data are computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for

                        BINDVIEW DEVELOPMENT CORPORATION
the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                                2002       2001      2000
                                                              --------   --------   -------
Numerator:
  Net loss -- numerator for loss per share -- basic and
     diluted................................................  $(24,433)  $(24,146)  $(3,844)
                                                              ========   ========   =======
Denominator:
  Denominator for basic loss per share -- weighted-average
     shares.................................................    50,319     51,438    51,810
Effect of dilutive securities:
  Effect of stock options...................................        --         --        --
                                                              --------   --------   -------
       Total diluted shares.................................    50,319     51,438    51,810
                                                              ========   ========   =======
Loss per common share -- basic and diluted..................  $  (0.49)  $  (0.47)  $ (0.07)
                                                              ========   ========   =======

     Options and warrants to purchase 7.5 million, 8.2 million and 12.0 million shares of common stock for the years ended December 31, 2002, 2001 and 2000, respectively, were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

8.  SHAREHOLDERS' EQUITY

  COMMON STOCK

     In 1998, the Company issued 0.5 million shares of common stock to the two founders of Entevo pursuant to the terms of restricted stock purchase agreements. The common stock was issued at $.05 per share in consideration of full recourse promissory notes bearing interest at 6 percent from the founders. The promissory notes are due in 2003. During 2000, one promissory note was paid in full. As of December 31, 2002, the Company has a remaining note receivable of $0.2 million outstanding, which is classified as note receivable from shareholders in the accompanying consolidated balance sheet.

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

  SHAREHOLDER RIGHTS PLAN

     On September 17, 2001 the Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, the Company distributed Preferred Stock Purchase Rights ("Rights") as a dividend at the rate of one Right for each share of the Company's common stock held by stockholders of record as of September 21, 2001 (the "Record Date"). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after Record Date, until the occurrence of certain specified events. The Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company. The Rights are not exercisable until the earlier of (i) ten days following an announcement that a person or group has acquired beneficial ownership of 15 percent of the Company's common stock or (ii) ten days following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15 percent or more of the Company's outstanding common stock,

                        BINDVIEW DEVELOPMENT CORPORATION
subject to certain exceptions (the earlier of such dates being called the ("Distribution Date")). The Rights are initially exercisable for one one-hundredth of a share of the Company's preferred stock at a price of $11 per share, subject to adjustment. However, if (i) after the Distribution Date the Company is acquired in certain types of transactions, or (ii) any person or group, with certain exceptions, acquires beneficial ownership of 15 percent of the Company's common stock, then holders of Rights (other than the 15 percent holder) will be entitled to receive upon exercise of the Right, common stock of the Company (or in the case of acquisition of the Company, common stock of the acquirer) having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. The Company may also require the exchange of Rights, at a rate of one share of common stock, for each Right, under certain circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

  STOCK PURCHASE WARRANTS

     In 1997, the Company issued a warrant to purchase 0.1 million shares of common stock at $8.07 per share. The warrant was exercised in 2000 by payment of the exercise price of $1.0 million.

  TREASURY STOCK TRANSACTIONS

     Under terms of a share repurchase program approved by the Board of Directors during 2002, the Company purchased approximately 5.7 million shares of common stock during the year ended December 31, 2002, at an average price per share of $0.94. The Company retired these shares in November 2002.

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

9.  STOCK OPTION PLANS

  INCENTIVE STOCK OPTION PLAN

     In 1996, the Company's Board of Directors adopted the Incentive Stock Option Plan under which 3.7 million shares of common stock have been reserved for issuance of options. At December 31, 2002, 0.6 million and 1.1 million options were outstanding and available for issuance under this plan, respectively. Options on 0.5 million, 0.6 million and 0.8 million shares were exercisable at December 31, 2002, 2001 and 2000, respectively, with a weighted average exercise price per share of $1.38, $1.63 and $4.69, respectively.

  NONQUALIFIED STOCK OPTION PLAN

     In 1996, the Company's Board of Directors adopted the Nonqualified Stock Option Plan under which 3.5 million shares of common stock have been reserved for issuance of options. At December 31, 2002 and 2001, there were no options outstanding and 0.3 million options available for issuance under this plan, respectively. Options on 0.8 million shares were exercisable at December 31, 2000 with a weighted average exercise price per share of $1.60.

  1997 EMPLOYEE STOCK OPTION PLAN

     In 1997, the Company's Board of Directors adopted the 1997 Employee Stock Option Plan under which 2.6 million shares of common stock have been reserved for issuance of options. At December 31, 2002, 0.5 million and 0.4 million options were outstanding and available for issuance under this plan, respectively. Options on 0.5 million, 0.4 million and 1.1 million shares were exercisable at December 31, 2002, 2001 and 2000, respectively, with a weighted average exercise price per share of $2.91, $2.53 and $2.67, respectively.

                        BINDVIEW DEVELOPMENT CORPORATION

  1998 OMNIBUS INCENTIVE PLAN

     In 1998, the Company's Board of Directors adopted the 1998 Omnibus Incentive Plan under which 8.0 million shares of common stock have been reserved for issuance of options. At December 31, 2002, 2.1 million and 5.0 million options were outstanding and available for issuance under this plan, respectively. Options on 1.2 million, 1.5 million and 0.9 million were exercisable at December 31, 2002, 2001 and 2000, respectively, with a weighted average exercise price per share of $7.16, $8.13 and $9.11, respectively.

  NON-EMPLOYEE DIRECTOR PLAN

     In 1998, the Company's Board of Directors adopted the Non-Employee Director Plan under which 0.5 million shares of common stock have been reserved for issuance of options. At December 31, 2002, 0.4 million and 0.1 million options were outstanding and available for issuance under this plan, respectively. Options on 0.1 million shares were exercisable at December 31, 2002, 2001 and 2000, with a weighted average exercise price per share of $1.73, $1.92 and $2.93, respectively.

  2000 INDIAN STOCK OPTION PLAN

     In 2000, the Company's Board of Directors adopted the 2000 Indian Stock Option Plan under which 0.5 million shares of common stock have been reserved for issuance of options. At December 31, 2002, 0.3 million and 0.2 million options were outstanding and available for issuance under this plan, respectively. Options on 0.1 million shares were exercisable at December 31, 2002 and 2001 at a weighted average exercise price per share of $5.70 and $6.63, respectively. There were no options exercisable at December 31, 2000 under this plan.

  2000 EMPLOYEE INCENTIVE PLAN

     In 2000, the Company's Board of Directors adopted the BindView 2000 Employee Incentive Plan under which 4.4 million shares of common stock have been reserved for issuance of options. At December 31, 2002, 3.7 million and 0.7 million options were outstanding and available for issuance under this plan, respectively. Options on 0.8 million and 0.4 million shares were exercisable at December 31, 2002 and 2001, respectively, at a weighted average exercise price per share of $3.01 and $4.74, respectively. There were no options exercisable at December 31, 2000 under this plan.

  INTERNATIONAL EMPLOYEE STOCK OPTION PLAN AND SECTION 102 SHARE OPTION PLAN

     In 1998, Netect's Board of Directors adopted the International Employee Stock Option and Section 102 Share Option Plans under which 0.4 million shares of common stock have been reserved for issuance of options. At December 31, 2002, 0.1 million options were outstanding and available for issuance under this plan. Options on 0.1 million shares were exercisable at December 31, 2002, 2001 and 2000, respectively, with a weighted average exercise price per share of $4.59, $3.50 and $3.25, respectively. In connection with the merger of Netect and the Company, these options were exchanged for options to purchase the Company's common stock using the exchange ratio, which is reflected in the amounts listed herein.

  1997 ENTEVO STOCK PLAN AND 1998 INDIAN STOCK OPTION PLAN

     In 1997, Entevo's Board of Directors adopted the 1997 Entevo Stock Plan and in 1998 the 1998 Indian Stock Option Plan under which 0.4 million shares of common stock have been reserved for issuance of options. At December 31, 2002,
0.1 million and 0.3 million options were outstanding and available for issuance under this plan, respectively. Options on 0.1 million shares were exercisable at December 31, 2002, 2001 and 2000, respectively, with a weighted average exercise price per share of $1.65, $0.94 and $1.11, respectively. Certain local regulatory restrictions apply to the Indian Stock Option Plan. In connection with the merger of Entevo

                        BINDVIEW DEVELOPMENT CORPORATION
into the Company, these options were exchanged for options to purchase the Company's common stock using the exchange ratio, which is reflected in the amounts listed herein.

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

     The following table summarizes combined activity under the stock option plans for each of the three years ended December 31, 2002:

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                                    PRICE PER
                                                      OPTIONS    PRICE PER SHARE      SHARE
                                                      --------   ----------------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Options outstanding, December 31, 1999..............    9,525     $0.38 - $22.25      $5.85
  Options granted...................................    5,456     $6.84 - $24.53      $8.71
  Options lapsed or canceled........................   (1,750)    $0.41 - $24.53      $8.50
  Options exercised.................................   (1,275)    $0.38 - $13.75      $1.49
                                                       ------
Options outstanding, December 31, 2000..............   11,956     $0.38 - $22.50      $7.22
  Options granted...................................    6,057     $1.00 - $ 8.91      $3.13
  Options lapsed or canceled........................   (8,328)    $0.39 - $13.81      $7.27
  Options exercised.................................   (1,486)    $0.38 - $10.06      $1.01
                                                       ------
Options outstanding, December 31, 2001..............    8,199     $0.38 - $13.81      $5.28
  Options granted...................................    3,149     $0.79 - $ 2.37      $1.41
  Options lapsed or canceled........................   (3,698)    $0.41 - $13.81      $6.34
  Options exercised.................................     (107)    $0.38 - $ 2.07      $0.61
                                                       ------
Options outstanding, December 31, 2002..............    7,543     $0.38 - $13.75      $3.20
                                                       ======

                        BINDVIEW DEVELOPMENT CORPORATION

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2002:

                                              OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                       ----------------------------------   --------------------
                                                   WEIGHTED      WEIGHTED              WEIGHTED
                                                    AVERAGE      AVERAGE                AVERAGE
                                                   REMAINING     EXERCISE              EXERCISE
                                       OPTIONS   LIFE IN YEARS    PRICE     OPTIONS      PRICE
                                       -------   -------------   --------   --------   ---------
                                                        (OPTIONS IN THOUSANDS)
under $1.00..........................     850         6.6         $ 0.78       477      $ 0.65
$1.01-$1.50..........................   1,116         7.6         $ 1.24       508      $ 1.41
$1.51-$2.00..........................   2,089         8.6         $ 1.57       263      $ 1.82
$2.01-$5.00..........................   2,250         7.1         $ 3.10     1,045      $ 3.32
$5.01-$10.00.........................     946         6.5         $ 8.95       688      $ 9.06
Over $10.00..........................     292         6.1         $11.50       213      $11.46
                                        -----         ---         ------     -----      ------
                                        7,543         7.4         $ 3.20     3,194      $ 4.27
                                        =====         ===         ======     =====      ======

  EMPLOYEE STOCK PURCHASE PLAN

     During 1999, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan ("ESPP") whereby eligible employees may purchase shares of the Company's common stock at a price equal to 85 percent of the lower of the closing market price on the first or last trading day of a six-month period. A total of 1.0 million shares were initially reserved for issuance under this plan, and subsequent to December 31, 2002, the Board of Directors authorized an additional 1.0 million shares for the ESPP. Employees purchased 0.5 million and
0.2 million shares during 2002 and 2001, respectively. Aggregate proceeds to the Company totaled $0.5 million and $0.6 million in 2002 and 2001, respectively.

  OPTION EXCHANGE PROGRAM

     In November 2002 the Company's Board of Directors approved a voluntary option exchange program whereby employees (except senior management) with options having existing exercise prices of $3.00 and above could surrender those options for a lesser number of new options to be issued by the Company at least six months and one day from the date of surrender. The exercise price of the new options will be at the market price of the Company's common stock on the date of issuance. Approximately 1.0 million options were surrendered under the program, which will result in approximately 0.4 million new options being issued in June 2003. The Company is in the process of making its filings with the Securities and Exchange Commission to comply with the position of the Division of Corporation Finance of the Securities and Exchange Commission that compensatory exchange offers such as the exchange offering are subject to the issuer tender offer rules of the Securities and Exchange Commission. The Company expects the new options to be issued will be accounted for as a variable plan.

10.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Company conducts its operations in leased facilities under operating leases expiring at various dates through 2011. Total lease expense amounted to approximately $4.1 million in 2002, $4.4 million in 2001, and $4.4 million in 2000.

     The minimum rental commitments under operating leases at December 31, 2002 are: $2.9 million in 2003, $2.8 million in 2004, $4.5 million in 2005, $4.4 million in 2006, $4.4 million in 2007 and $16.1 million in 2008 and beyond. A portion of the Company's leased facilities under operating leases have been sub-leased.

                        BINDVIEW DEVELOPMENT CORPORATION

Anticipated cash receipts from these executed sub-lease arrangements are: $1.1 million in 2003 and $0.6 million in 2004.

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

     The Company's amended lease agreement for its corporate office includes 10 months rental abatement which will be utilized from September 2003 to June 2004. Deferred rent expense associated with this rental abatement was $1.5 million and $0.7 million at December 31, 2002 and 2001, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

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

11.  EMPLOYEE BENEFIT PLANS

     Effective January 1, 1995, the Company adopted a 401(k) plan which is available to all full-time employees. Employees contribute to the plan through payroll deductions. The Company matches 50 percent of the participant's contribution up to a maximum of 6 percent. Additionally, the Company may make a discretionary contribution as determined by the Board of Directors. Total Company contributions were $0.3 million in 2002, $1.1 million in 2001 and $0.9 million in 2000.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

13.  CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, and accounts receivable. The Company maintains its cash equivalent balance in money market funds invested in U.S. Treasury Certificates or in U.S. dollar-linked instruments with major banks. These funds are not FDIC insured. The Company has not experienced any losses in such funds and believes it is not exposed to any significant credit risk on cash equivalents. The Company's investment policies restrict its investments to low risk, highly liquid securities. The Company also performs periodic evaluations of its investment policies to reduce its investment credit risk.

     Management believes that concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across

                        BINDVIEW DEVELOPMENT CORPORATION
many different industries and geographic regions. No single customer accounted for more than 10 percent of revenue in 2002, 2001, or 2000. The Company performs ongoing credit evaluations of its customers to reduce credit risk. During the second quarter of 2001, the Company recognized a charge of $2.8 million for anticipated bad debts after a comprehensive evaluation of its collections efforts and experience with specific customers and its overall customer base in light of the weaker economy as well as the decision to reposition the Company in its market and to reposition various sales force deployments. Approximately 11 percent, 13 percent, and 11 percent of the Company's sales were made to customers in foreign countries, primarily to customers in Europe, during 2002, 2001, and 2000, respectively.

14.  SEGMENT DATA

     The Company believes it operated in one reportable segment as defined by SFAS 131 for the years ended December 31, 2002, 2001, and 2000. The Company manages its business primarily on an overall products and services basis. Revenues related to operations in the United States totaled $59.8 million, $62.0 million, and $76.6 million for the years ended December 31, 2002, 2001, and 2000, respectively. Revenues related to customers located in foreign countries, primarily in Europe, totaled $7.2 million, $8.9 million, and $9.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. Long-lived assets within the United States totaled $6.9 million and $8.5 million at December 31, 2002 and 2001, respectively. Long-lived assets in foreign countries totaled $0.9 million and $0.7 million at December 31, 2002 and 2001, respectively.

15.  OTHER INCOME (EXPENSE)

     Other income (expense) for the Company is primarily comprised of earnings on the Company's cash, cash equivalents and investments. Other income (expense) in 2002 includes a receipt of $1.3 million for settlement of a business interruption claim during 2002 related to flooding that occurred in June 2001. Other income (expense) in 2001 includes a write-off of a $5.0 million equity investment in a UK-based software distribution and consulting firm.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial information for 2002 and 2001 is summarized as follows:

                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 2002:
Revenues................................    $16,805       $15,003       $15,944       $19,226
Gross profit............................     15,079        13,552        14,368        17,697
Net income (loss).......................       (424)      (22,466)       (2,941)        1,398
Basic and diluted net income (loss) per
  share.................................      (0.01)        (0.43)        (0.06)         0.03
YEAR ENDED DECEMBER 31, 2001:
Revenues................................    $17,017       $17,518       $16,663       $19,690
Gross profit............................     15,170        15,309        14,926        18,017
Net income (loss).......................     (4,275)       (7,714)      (12,848)          691
Basic and diluted net income (loss) per
  share.................................      (0.08)        (0.15)        (0.25)         0.01

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS-
                                                              CHARGES
                                                BALANCE AT       TO           CHARGES       BALANCE AT
                                                JANUARY 1     EXPENSE     AGAINST RESERVE   DECEMBER 31
                                                ----------   ----------   ---------------   -----------
Accounts receivable -- allowance for doubtful
  accounts
  2000........................................   $   623      $   664         $  483          $   804
  2001........................................       804        3,474          3,181            1,097
  2002........................................     1,097           --           (140)           1,237
Deferred tax asset valuation allowance
  2000........................................   $ 9,492      $   951         $   --          $10,443
  2001........................................    10,443        2,035             --           12,478
  2002........................................    12,478       21,705             --           34,183

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BINDVIEW DEVELOPMENT CORPORATION

                                                  /s/ ERIC J. PULASKI
                                          --------------------------------------
                                                     Eric J. Pulaski
                                          Chairman of the Board, Chief Executive
                                             Officer and President (Principal
                                                    Executive Officer)

March 31, 2003

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

                    SIGNATURE                                      TITLE                      DATE
                    ---------                                      -----                      ----

               /s/ ERIC J. PULASKI                     Chairman of the Board, Chief      March 31, 2003
 ------------------------------------------------     Executive Officer and President
                 Eric J. Pulaski                       (Principal Executive Officer)


               /s/ EDWARD L. PIERCE                   Director, Senior Vice President    March 31, 2003
 ------------------------------------------------       and Chief Financial Officer
                 Edward L. Pierce                      (Principal Financial Officer)


                /s/ KEVIN P. COHN                    Vice President, Chief Accounting    March 31, 2003
 ------------------------------------------------    Officer and Corporate Controller
                  Kevin P. Cohn                       (Principal Accounting Officer)


               /s/ PETER T. DAMERIS                              Director                March 31, 2003
 ------------------------------------------------
                 Peter T. Dameris


              /s/ RICHARD A. HOSLEY                              Director                March 31, 2003
 ------------------------------------------------
               Richard A. Hosley II


               /s/ ROBERT D. REPASS                              Director                March 31, 2003
 ------------------------------------------------
                 Robert D. Repass


                /s/ ARMAND SHAPIRO                               Director                March 31, 2003
 ------------------------------------------------
                  Armand Shapiro

                   CERTIFICATIONS PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Eric J. Pulaski, certify that:

     1. I have reviewed this annual report on Form 10-K of BindView Development Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ ERIC J. PULASKI
                                          --------------------------------------
                                                     Eric J. Pulaski
                                               Chairman of the Board, Chief
                                             Executive Officer and President

Date: March 31, 2003

                   CERTIFICATIONS PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Edward L. Pierce, certify that:

     1. I have reviewed this annual report on Form 10-K of BindView Development Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ EDWARD L. PIERCE
                                          --------------------------------------
                                                     Edward L. Pierce
                                             Director, Senior Vice President
                                               and Chief Financial Officer

Date: March 31, 2003

                                 EXHIBIT INDEX

     Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

     Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 15.

     We undertake to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 2.1        --  Agreement of Merger dated as of January 26, 2000, by and among BindView, Bravo Acquisition Corporation, Entevo
                Corporation and the Representing Stockholders identified
                therein (incorporated by reference to Exhibit 2.1 to
                BindView's Current Report on form 8-K (File No. 000-24677), dated February 9, 2000).
 3.1        --  Amended and Restated Articles of Incorporation of BindView
                (incorporated by reference to Exhibit 3.1 to the
                Registration Statement on Form S-1 of BindView (Reg. No.
                333-52883), filed with the Commission on May 15, 1998 (the
                "Form S-1")).
 3.2        --  Bylaws of BindView Development Corporation, as amended May
                23, 2002 (Incorporated by reference to Exhibit 3.3 to
                BindView's Quarterly Report on Form 10-Q for the quarter
                ended June 30, 2002)
 4.1        --  Reference is hereby made to Exhibit 3.1 (incorporated by reference to Exhibit 4.1 to the Form S-1) and Exhibit 3.2
                (incorporated by reference to Exhibit 3.3 to BindView's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2002)
 4.2        --  Rights Agreement dated September 17, 2001 between BindView and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to BindView's Form 8-K filed on September 20,
                2001 (the "9/20/2001 8-K").
 4.3        --  Resolution Establishing a Series of Preferred Stock dated
                September 17, 2001 (incorporated by reference to Exhibit 4.2 to the 9/20/2001 8-K).
 4.4        --  Form of Right Certificate (incorporated by reference to
                Exhibit 4.3 to the 9/20/2001 8-K).
 4.5        --  Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4.4 to the 9/20/2001 8-K).
10.1+       --  Incentive Stock Option Plan (incorporated by reference to
                Exhibit 10.1 to the Form S-1).
10.2+       --  Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form S-1).
10.3+       --  1997 Incentive Plan (incorporated by reference to Exhibit
                10.3 to the Form S-1).
10.4+       --  Omnibus Incentive Plan, as amended (incorporated by
                reference to Exhibit 10.2 to BindView's Annual Report on
                Form 10-K for the year ended December 31, 1999 (the "1999
                10-K").
10.5        --  Agreement to Sublease dated June 25, 1998 between BindView and Halliburton Energy Services, Inc.
10.6        --  Lease Agreement dated June 20, 1995 between BindView and
                School Employees Holding Corp., including all amendments
                thereto (incorporated by reference to Exhibit 10.7 to the
                Form S-1).
10.7+       --  Amended and Restated Employment Agreement, dated June 24,
                1999, between BindView and Marc R. Caminetsky (incorporated by reference to BindView's Quarterly Report On Form 10-Q
                (File No. 000-24677) for the quarter ended June 30, 1999
                (the "6/30/99 10-Q").
10.8+       --  Amended and Restated Employment Agreement, dated June 24,
                1999, between BindView and Paul J. Cormier (incorporated by reference to Exhibit 10.2 to the 6/30/99 10-Q).
10.9+       --  Executive Employment Agreement dated October 2, 2000 between
                BindView and Kevin M. Weiss (Incorporated by reference to
                Exhibit 10.10 to BindView's Annual Report on Form 10-K for
                the year ended December 31, 2000 (the "2000 10-K")

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.10+      --  Employee Agreement dated September 26, 1996 between the
                Registrant and David E. Pulaski (incorporated by reference to Exhibit 10.14 to the Form S-1).
10.11+      --  Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Form S-1).
10.12+      --  Executive Employment Agreement dated May 1, 2001 between
                BindView and Edward L. Pierce (incorporated by reference to
                Exhibit 10.1 to BindView's Quarterly Report on Form 10-Q for
                the quarter ended June 30, 2001 (the "6/30/2001 10-Q").
10.13+      --  Restricted Stock Agreement dated May 1, 2001 between
                BindView and Edward L. Pierce (incorporated by reference to
                Exhibit 10.2 to the 6/30/2001 10-Q).
10.14+      --  Promissory Note dated May 1, 2001 executed in favor of
                Bindview by Edward L. Pierce (incorporated by reference to
                Exhibit 10.3 to the 6/30/2001 10-Q).
10.15+      --  Change of Control Agreement dated May 1, 2001 between
                BindView and Edward L. Pierce (incorporated by reference to
                Exhibit 10.4 to the 6/30/2001 10-Q).
10.16+      --  Indemnification Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit
                10.5 to the 6/30/2001 10-Q).
10.17+      --  Nonqualified Stock Option Agreement dated May 1, 2001
                between BindView and Richard P. Gardner (incorporated by
                reference to Exhibit 10.6 to the 6/30/2001 10-Q).
10.18+      --  Nonqualified Stock Option Agreement dated May 1, 2001
                between BindView and William D. Miller (incorporated by
                reference to Exhibit 10.7 to the 6/30/2001 10-Q).
10.19+      --  Nonqualified Stock Option Agreement dated May 1, 2001
                between BindView and Kevin M. Weiss (incorporated by
                reference to Exhibit 10.8 to the 6/30/2001 10-Q).
10.20+      --  Executive Employment Agreement dated May 31, 2001 between
                BindView and Kevin P. Cohn (incorporated by reference to
                Exhibit 10.9 to the 6/30/2001 10-Q).
10.21+      --  Nonqualified Stock Option Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by
                reference to Exhibit 10.10 to the 6/30/2001 10-Q).
10.22+      --  Change of Control Agreement dated May 31, 2001 between
                BindView and Kevin P. Cohn (incorporated by reference to
                Exhibit 10.11 to the 6/30/2001 10-Q).
10.23+      --  Indemnification Agreement dated May 31, 2001 between
                BindView and Kevin P. Cohn (incorporated by reference to
                Exhibit 10.12 to the 6/30/2001 10-Q).
10.24+      --  Indemnification Agreement dated July 18, 2001 between
                BindView and Gary S. Margolis (incorporated by reference to
                Exhibit 10.1 to BindView's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 2001 (the "9/30/2001 10-Q").
10.25+      --  Separation Agreement dated August 1, 2001 to be effective
                July 2, 2001 between BindView and Richard P. Gardner
                (incorporated by reference to Exhibit 10.2 to the 9/30/2001
                10-Q).
10.26+      --  Separation Agreement dated August 3, 2001 to be effective
                July 16, 2001 between BindView and Kevin M. Weiss
                (incorporated by reference to Exhibit 10.3 to the 9/30/2001
                10-Q).
10.27+      --  1998 Non-Employee Director Stock Option Plan, as amended
                October 26, 2001 and February 21, 2002 (incorporated by
                reference to Exhibit 10.28 to BindView's Annual Report on
                Form 10K for the year ended December 31, 2001 (the "2001
                10-K"))
10.28+      --  Amended and Restated Executive Employment Agreement dated
                December 31, 2001 between BindView and Edward L. Pierce
                (incorporated by reference to Exhibit 10.29 to the 2001
                10-K)
10.29       --  Lease agreement dated March 30, 2001 between BindView and
                Sage Plaza One Ltd (incorporated by reference to Exhibit
                10.30 to the 2001 10-K)
10.30+      --  Indemnification Agreement between the Company and Armand S.
                Shapiro, effective October 26, 2001 (incorporated by
                reference to Exhibit 10.31 to the 2001 10-K)
10.31+      --  Promissory Note dated December 31, 2001 executed in favor of
                Bindview by Edward L. Pierce (incorporated by reference to
                Exhibit 10.32 to the 2001 10-K)
10.32+      --  Rescission Agreement dated December 31, 2001 between
                BindView and Edward L. Pierce (incorporated by reference to
                Exhibit 10.33 to the 2001 10-K)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.33+      --  Restricted Stock Agreement dated December 31, 2001 between
                BindView and Edward L. Pierce (incorporated by reference to
                Exhibit 10.34 to the 2001 10-K)
10.34+      --  Security Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit
                10.35 to the 2001 10-K)
10.35+      --  Indemnification agreement between the Company and Eric J.
                Pulaski, executed March 27, 2002 (incorporated by reference to Exhibit 10.1 to BindView's Quarterly Report on Form 10-Q
                for the quarter ended March 31, 2002 (the "3/31/2002 10-Q"))
10.36+      --  Indemnification agreement between the Company and Peter L.
                Bloom, executed March 27, 2002 (incorporated by reference to
                Exhibit 10.2 to the 3/31/2002 10-Q)
10.37+      --  Indemnification agreement between the Company and Richard A.
                Hosley II, executed March 27, 2002 (incorporated by
                reference to Exhibit 10.2 to the 3/31/2002 10-Q)
10.38+      --  Indemnification agreement between the Company and Peter T.
                Dameris, executed August 15, 2002 (incorporated by reference to Exhibit 10.1 to BindView's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2002 (the "9/30/2002
                10-Q"))
10.39+      --  Nonqualified Stock Option Agreement, August 15, 2002,
                between the Company and Peter T. Dameris (incorporated by
                reference to Exhibit 10.2 to the 9/30/2002 10-Q)
10.40+      --  1999 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant's Proxy Statement relating to its 1999 Annual Shareholders' Meeting, filed with the
                commission on April 30, 1999)
10.41*      --  1999 Employee Stock Purchase Plan, as amended effective
                January 1, 2001
10.42*      --  Second Amendment to Employee Stock Purchase Plan, adopted by the Board of Directors on January 27, 2003, subject to
                subsequent shareholder approval
10.43*      --  BindView Development Corporation 2000 Indian Stock Option
                Plan, as amended through March 30, 2001
10.44*      --  BindView Development Corporation 2000 Employee Incentive
                Plan, as amended through March 30, 2001
10.45*+     --  Executive Employment Agreement entered into effective
                December 30, 2002, between the Company and Eric J. Pulaski
10.46*+     --  Employment Offer Letter dated December 31, 2002, between the
                Company and David S. Flame
10.47*+     --  Employment Offer Letter dated November 9, 2002, between the
                Company and David E. Lloyd
10.48*+     --  Executive Employment Agreement entered into effective
                December 30, 2002, between the Company and Gary S. Margolis
10.49*+     --  Employment Offer Letter dated November 4, 2002, between the
                Company and Ronald E. Rosenthal
10.50*+     --  Form of Change of Control Agreement entered into effective
                December 30, 2002, between the Company and, respectively,
                Eric J. Pulaski, Kevin P. Cohn, Jeffery E. Margolis, Gary E.
                Margolis, and D.C. Toedt
10.51*+     --  Separation Agreement entered into effective December 31,
                2002, between the Company and Kenneth D. Naumann
10.52*+     --  Form of First Amended and Restated Executive Employment
                Agreement entered into effective December 30, 2002, between the Company and, respectively, Jeffery E. Margolis, Kevin P.
                Cohn, and D.C. Toedt

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.53*+     --  Form of Executive Employment Agreement entered into
                effective December 30, 2002, between the Company and,
                respectively, Scott S. Blake, and Bruce K. Swope
10.54*+     --  Form of Change of Control Agreement entered into effective
                December 30, 2002, between the Company and, respectively,
                Scott S. Blake, and Bruce K. Swope
21.1*       --  Subsidiaries of the Company
23.1*       --  Consent of PricewaterhouseCoopers
99.1*       --  Certification of the Company's Chief Executive Officer, Eric
                J. Pulaski, pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002
99.2*       --  Certification of the Company's Chief Financial Officer,
                Edward L. Pierce, pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002