Form 10-K/A
period 2002-12-31
BINDVIEW DEVELOPMENT CORP
filed 2003-04-30
CIK 1061646

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The aggregate market value of the common stock held by non-affiliates of the registrant on June 28, 2002 (assuming all officers and directors are affiliates and based on the last sale price on the NASDAQ Stock Exchange as of such date) was approximately $43 million.

     The number of shares of the registrant's common stock, no par value per share, outstanding as of March 24, 2003 was 46,574,500.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     The registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 ("Amendment No. 1") solely for the purpose of providing information required by certain items of Part III of Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K and no attempt has been made to modify or update any disclosures other than those amended.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BACKGROUNDS OF DIRECTORS

     The members of BindView's board of directors are listed below, along with their ages; positions and offices held with BindView; terms of office as director; and periods of service as such:

                                        POSITION(S) WITH    TERM     TERM AS DIRECTOR; SUMMARY OF BUSINESS
DIRECTOR NAME                    AGE        BINDVIEW       EXPIRES       EXPERIENCE IN PAST FIVE YEARS
-------------                    ---    ----------------   -------   -------------------------------------
Eric J. Pulaski................  39    Chairman of the      2004     Mr. Pulaski founded BindView in May
                                       Board, President,             1990 and served as BindView's
                                       and CEO                       chairman of the board, president and
                                                                     chief executive officer from its
                                                                     inception until January 2000, at
                                                                     which time he became chairman of the
                                                                     board and chief technology officer.
                                                                     He returned as president and chief
                                                                     executive officer in July 2001.
Peter T. Dameris...............  43    Director and         2004     Mr. Dameris has served as a director
                                       member of Audit               of BindView since August 2002. Mr.
                                       Committee and                 Dameris is a private investor. He
                                       Compensation                  served as executive vice president
                                       Committee (since              and chief operating officer of Quanta
                                       Aug. 15, 2002)                Services, a publicly traded
                                                                     infrastructure services company, from
                                                                     February 2001 until October 31, 2002.
                                                                     From 1994 through September 2000, Mr.
                                                                     Dameris was employed by Metamor
                                                                     Worldwide Inc., a publicly traded IT
                                                                     consulting company ("Metamor"), where
                                                                     he held a variety of positions
                                                                     including chairman of the board and
                                                                     chief executive officer, executive
                                                                     vice president, senior vice president
                                                                     of strategy and development, and
                                                                     general counsel.
Richard A. Hosley II...........  58    Director, member     2005     Mr. Hosley has served as a director
                                       of Compensation               of BindView since January 1998. Since
                                       Committee, and                October 1990, Mr. Hosley has been a
                                       former chair of               private investor. From 1980 to 1990,
                                       Audit Committee               Mr. Hosley was employed by BMC, where
                                       (until Jan. 27,               he held a variety of positions
                                       2003)                         including vice president of sales and
                                                                     marketing, president, chief executive
                                                                     officer and vice chairman.

                                        POSITION(S) WITH    TERM     TERM AS DIRECTOR; SUMMARY OF BUSINESS
DIRECTOR NAME                    AGE        BINDVIEW       EXPIRES       EXPERIENCE IN PAST FIVE YEARS
-------------                    ---    ----------------   -------   -------------------------------------
Edward L. Pierce...............  46    Director, Senior     2003     Mr. Pierce has served as BindView's
                                       Vice President,               senior vice president and chief
                                       and CFO                       financial officer since May 1, 2001,
                                                                     and as a director since July 26,
                                                                     2001. Before joining BindView, Mr.
                                                                     Pierce was employed by Metamor from
                                                                     November 1994 until January 2001,
                                                                     most recently as executive vice
                                                                     president and chief financial
                                                                     officer. He served as a director of
                                                                     Metamor from October 1999 until
                                                                     Metamor's acquisition by PSINet Inc.
                                                                     in June 2000.
Robert D. Repass...............  42    Director and chair   2005     Mr. Repass has served as a director
                                       of Audit Committee            of BindView since January 2003. Since
                                       (since Jan. 27,               April 2002, Mr. Repass has been vice-
                                       2003)                         president and chief financial officer
                                                                     of Motion Computing, Inc. in Austin,
                                                                     Texas. From March 2000 to December
                                                                     2001, Mr. Repass was a partner with
                                                                     TL Ventures, a venture capital
                                                                     investment firm with focus on funding
                                                                     early stage technology companies.
                                                                     From 1997 to March 2000, Mr. Repass
                                                                     was a partner at
                                                                     PricewaterhouseCoopers LLP where he
                                                                     served as the office managing partner
                                                                     for the Austin practice. Mr. Repass
                                                                     serves on the board of directors and
                                                                     as chairman of the audit committee of
                                                                     Multimedia Games, Inc.
Armand S. Shapiro..............  61    Director, member     2003     Mr. Shapiro has served as a director
                                       of Audit                      of BindView since October 2001. Mr.
                                       Committee, and                Shapiro has been the chairman of
                                       chair of                      MessagePro, Inc., a Houston-based
                                       Compensation                  telephone answering service company,
                                       Committee                     since February 2002, where he served
                                                                     as chief executive officer from
                                                                     February 2002 until January 2003. Mr.
                                                                     Shapiro is also the chairman and
                                                                     chief executive officer of Garden
                                                                     Ridge Corporation, where he has
                                                                     served as chairman since June 1990
                                                                     and as chief executive officer since
                                                                     March 2003; he previously served as
                                                                     chief executive officer from June
                                                                     1990 to June 1999. Mr. Shapiro serves
                                                                     as a senior advisor to Summit Capital
                                                                     Group, LLC, a private equity
                                                                     investment firm, and as a director of
                                                                     SSP Holdings, Inc.

BACKGROUNDS OF EXECUTIVE OFFICERS AND OTHER MEMBERS OF SENIOR MANAGEMENT

     BindView's executive officers and certain other members of the company's senior management are listed below, along with their ages; positions and offices held with BindView; terms of office; and periods of service as such. All listed officers serve until their death, resignation, or removal from office.

                                                                    TERM AS OFFICER; SUMMARY OF BUSINESS
OFFICER NAME                     AGE   POSITION(S) WITH BINDVIEW       EXPERIENCE IN PAST FIVE YEARS
------------                     ---   -------------------------    ------------------------------------
Eric J. Pulaski................  39    Chairman, President, and   See above under the heading "Backgrounds
                                       Chief Executive Officer    of Directors."
Edward L. Pierce...............  46    Senior Vice President and  See above under the heading "Backgrounds
                                       Chief Financial Officer    of Directors."
Ronald E. Rosenthal............  51    Senior Vice President of   Mr. Rosenthal has been BindView's Senior
                                       Worldwide Marketing        Vice President of Worldwide Marketing
                                                                  since November 2002. From 1997 to 2000,
                                                                  he served as vice president/marketing
                                                                  for Harbinger Corporation in Atlanta
                                                                  before its acquisition by Peregrine
                                                                  Systems, where he continued to serve as
                                                                  vice president/marketing on multiple
                                                                  assignments through 2002. From 1991 to
                                                                  1996, Mr. Rosenthal was vice
                                                                  president/marketing for Scientific
                                                                  Software, Inc., in Atlanta.
Jeffrey E. Margolis[1].........  40    Senior Vice President of   Mr. Margolis joined BindView in March
                                       Business Development       1998. From October 1996 until joining
                                                                  BindView, he worked in investment and
                                                                  merchant banking as a vice president of
                                                                  GulfStar Group, Inc., an affiliate of
                                                                  International Bancshares Corporation. He
                                                                  is the brother of Gary S. Margolis.
Gary S. Margolis...............  37    Senior Vice President of   Mr. Margolis has worked in software
                                       Research and Development   development at BindView since 1992; he
                                       and Chief Technology       became Senior Vice President of Research
                                       Officer                    and Development and Chief Technology
                                                                  officer in July 2001. He is the brother
                                                                  of Jeffrey E. Margolis.
Kevin P. Cohn..................  34    Vice President, Corporate  Mr. Cohn has been BindView's Vice
                                       Controller, and Chief      President and Corporate Controller since
                                       Accounting Officer         joining the company in May 2001; he was
                                                                  elected Chief Accounting Officer in July
                                                                  2001. From December 1997 until January
                                                                  2001 he was employed by Metamor, most
                                                                  recently as Vice President, Corporate
                                                                  Controller, and Chief Accounting
                                                                  Officer. Before that, Mr. Cohn was
                                                                  employed by Ernst & Young LLP where he
                                                                  served most recently as an Audit
                                                                  Manager.

                                                                    TERM AS OFFICER; SUMMARY OF BUSINESS
OFFICER NAME                     AGE   POSITION(S) WITH BINDVIEW       EXPERIENCE IN PAST FIVE YEARS
------------                     ---   -------------------------    ------------------------------------
David S. Flame.................  40    Vice President, Americas   Mr. Flame has been BindView's Vice
                                       Sales and Field            President, Americas Sales and Field
                                       Operations                 Operations since December 2002. From
                                                                  February 2002 to June 2002 he was
                                                                  employed by Alphablox Corporation as
                                                                  senior vice president -- worldwide sales
                                                                  and services. From May 1995 to October
                                                                  2001 he was employed by BMC Software,
                                                                  Inc., most recently as vice
                                                                  president-sales for the Americas
                                                                  Northeast and as vice president-sales
                                                                  and operations for Latin America.
David E. Lloyd.................  55    Vice President,            Mr. Lloyd has been BindView's Vice
                                       International Sales and    President of International Sales and
                                       Field Operations           Field Operations since November 2002.
                                                                  From 1996 to 2002 he was employed by
                                                                  Visual Numerics Inc., a privately held
                                                                  company based in Houston, in various
                                                                  executive capacities.
D. C. Toedt III [1]............  48    Vice President, General    From 1983 until joining BindView in
                                       Counsel, and Secretary     October 1999, Mr. Toedt was an
                                                                  intellectual-property attorney at
                                                                  Arnold, White & Durkee, P.C. (now Howrey
                                                                  Simon Arnold & White LLP), first as an
                                                                  associate and later as a shareholder and
                                                                  member of the management committee.

---------------

Notes:

[1] Not an "executive officer" as defined in applicable SEC regulations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires BindView's officers, directors and persons who own more than 10% of a registered class of BindView's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the regulation to furnish BindView with copies of all Section 16(a) reports they file.

     Based on a review of Forms 3 and 4 and amendments thereto furnished to BindView during the fiscal year ended December 31, 2002, BindView believes that all such forms were timely filed during such fiscal year, except that Messrs. Lloyd and Rosenthal were late in filing their respective Form 3 reports when they joined the Company; Mr. Rosenthal was late in filing a Form 4 report of his initial option grant; and Mr. Dameris was late in filing a Form 3 report when he became a member of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

     The following table summarizes compensation information for the "Named Executive Officers," namely (i) each person serving as BindView's Chief Executive Officer or acting in a similar capacity during the fiscal year ended December 31, 2002; (ii) BindView's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of such fiscal year, excluding any executive officer, other than the CEO, whose total annual salary and bonus did not exceed $100,000 for such fiscal year; and

(iii) up to two additional individuals for whom disclosure would have been provided under clause (ii) but for the fact that the individual was not serving as an executive officer of BindView at the end of such fiscal year.

                                                                 LONG-TERM COMPENSATION
                                                               --------------------------
                                         ANNUAL COMPENSATION   RESTRICTED    SECURITIES
                                         -------------------     STOCK       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR    SALARY     BONUS       AWARDS     OPTIONS(#)(1)   COMPENSATION(2)
---------------------------       ----   --------   --------   ----------   -------------   ---------------
Eric J. Pulaski(3)..............  2002   $228,125   $162,500        --         100,000          $ 5,500
  Chairman & President &          2001     81,250         --        --              --            2,438
  Chief Executive Officer         2000    150,000         --        --              --            5,250
Edward L. Pierce(4).............  2002    200,000    130,000        --         130,000            5,500
  Senior Vice President &         2001    133,333         --        --              --            3,000
  Chief Financial Officer
Gary S. Margolis(5).............  2002    165,570     89,232        --         191,250            5,500
  Senior Vice President of        2001    137,280      2,094        --          50,000            4,181
  Research & Development &        2000    133,320      6,250        --                            4,173
  Chief Technology Officer
Kevin P. Cohn...................  2002    130,625     40,625        --          50,000            5,138
  Vice President, Corporate Con-  2001     73,397         --        --         100,000            1,875
  troller & Chief Accounting
  Officer
William D. Miller(6)............  2002    115,353    115,869        --          75,000            6,000
  former Senior Vice President &  2001    191,667     46,936        --         200,000            5,250
  Chief Operating Officer         2000    102,993    104,464        --         400,000           35,000
Kenneth D. Naumann(7)...........  2002    196,009     50,000        --         100,000            5,500
  former Vice President of        2001    209,964         --        --         100,000            5,250
  Worldwide Sales                 2000    238,537     43,007        --              --            5,250

---------------

(1) Gives effect to the one-for-one stock dividend paid by BindView on February 17, 2000.

(2) "All other compensation" includes BindView's contributions to the BindView Development Corporation 401(k) Profit Sharing Plan. See also the supplemental notes for certain specific executives, below.

(3) Mr. Pulaski served as President and Chief Executive Officer until January 2000 and as Chairman and Chief Technology Officer from then until July 1, 2001, at which time he resumed the positions of President and Chief Executive Officer upon Mr. Gardner's resignation. Mr. Pulaski voluntarily took no salary or bonus in the second half of 2001.

(4) In May of 2001, the Company, under the terms of a restricted stock agreement, issued 400,000 shares of restricted common stock to Mr. Pierce at $2.61 per share (its fair market value as of that date) in exchange for a full recourse, interest-bearing promissory note in the amount of $1,044,000. The restricted common stock vests over a four-year period from the date of issuance. At the same time, the Company also entered into an employment agreement with Mr. Pierce which, among other things, required the Company to pay Mr. Pierce a guaranteed signing bonus in installments beginning with the first vesting date of the restricted common stock in April 2002, in amounts corresponding to the principal and unpaid interest associated with the price of the vesting shares. At December 31, 2001, the May agreements were rescinded and new agreements were entered into reflecting issuance of 400,000 shares to Mr. Pierce at $1.97 per share (its fair market value as of that date) in exchange for a full recourse, interest-bearing promissory note in the amount of $788,000, and lowering of the guaranteed signing bonus in proportion to the reduction in proceeds to the Company from the stock issuance. In 2002, pursuant to his employment agreement, Mr. Pierce elected to defer payment of the signing-bonus installments that came due during that year. See also the discussion below under the heading "Employment Agreements and Change of Control Agreements of Named Executive Officers."

(5) Gary S. Margolis became chief technology officer in July 2001.

(6) Mr. Miller resigned effective in July 2002. For 2000, "all other compensation" for Mr. Miller includes payments made by BindView on his behalf in connection with his relocating to Houston, Texas, home of BindView's corporate headquarters.

(7) Mr. Naumann resigned effective January 1, 2003.

OPTION GRANTS FOR FISCAL YEAR ENDED DECEMBER 31, 2002

     This table shows information concerning individual grants of stock options made during the year ended December 31, 2002, to each of the Named Executive Officers.

                                                                                    POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED
                                                                                       ANNUAL RATES OF
                                            PERCENT OF                                   STOCK PRICE
                             SHARES OF     TOTAL OPTIONS                              APPRECIATION FOR
                            COMMON STOCK    GRANTED TO     EXERCISE                    OPTION TERM(1)
                             UNDERLYING      EMPLOYEES     PRICE PER                ---------------------
NAME                         OPTIONS(#)     DURING YEAR    SHARE($)    EXPIRATION     5%($)      10%($)
----                        ------------   -------------   ---------   ----------   ---------   ---------
Eric J. Pulaski...........    100,000           3.2%         1.545       4/2012       97,164     246,233
Edward L. Pierce..........    130,000           4.1%         1.545       4/2012      126,313     320,103
Gary S. Margolis..........    130,000           4.1%         1.545       4/2012      126,313     320,103
Gary S. Margolis..........     61,250           1.9%          1.01      11/2012       38,905      98,593
Kevin P. Cohn.............     50,000           1.6%         1.545       4/2012       48,582     123,116
William D. Miller(2)......     75,000           2.4%         1.545       7/2003       72,873     184,675
Kenneth D. Naumann(3).....    100,000           3.2%          1.53       4/2012       96,220     243,842

---------------

(1) The potential realizable value of the options is based on an assumed appreciation in the price of the common stock at a compounded annual rate of 5% or 10% from the date the option was granted until the date the option expires. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission's regulations. BindView does not represent that the common stock will appreciate at these assumed rates.

(2) Mr. Miller resigned in July 2002; all but one of his options expired 90 days thereafter pursuant to the terms of the applicable option plan. The remaining option, for 75,000 shares, expires July 15, 2003 pursuant to his separation agreement with BindView. See also the discussion of Mr. Miller's separation agreement under the heading "Employment Agreements and Change of Control Agreements of Named Executive Officers."

(3) Mr. Naumann resigned effective January 1, 2003; his options consequently expired 90 days later.

OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

     This table shows all stock options exercised by the Named Executive Officers during the fiscal year ended December 31, 2002, and the number and value of options each held at fiscal year end.

                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED            "IN-THE-MONEY"
                                                               OPTIONS AT                    OPTIONS AT
                             SHARES                       DECEMBER 31, 2002(#)         DECEMBER 31, 2002($)(1)
                           ACQUIRED ON      VALUE      ---------------------------   ---------------------------
                           EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                           -----------   -----------   -----------   -------------   -----------   -------------
Eric J. Pulaski..........       --            --              --        100,000           --              --
Kevin P. Cohn............       --            --          37,500        112,500           --              --
Gary S. Margolis.........       --            --         178,750        242,500           --          26,950
William D. Miller........       --            --          75,000             --           --              --
Kenneth D. Naumann.......       --            --         215,841        237,783           --              --
Edward L. Pierce.........       --            --              --        130,000           --              --

---------------

(1) The value of the unexercised "in-the-money" options equals the difference between the option exercise price and the closing price of BindView stock at fiscal year end, multiplied by the number of shares underlying the options. The closing price of BindView stock on December 31, 2002, as reported on the Nasdaq Stock Market, was $1.45.

COMPENSATION OF DIRECTORS

     We reimburse our directors for out-of-pocket expenses incurred in attending Board meetings. In addition, non-employee directors receive $2,000 per meeting for attending Board meetings in person and $1,000 per meeting for attending by telephone, as well as $750 per meeting for attending committee meetings in person and $500 per meeting for attending by telephone.

     Each of our non-employee directors received initial grants of options to acquire our common stock upon joining the Board. In 2002, our non-employee directors who had not joined the Board in 2002 were awarded an annual grant to acquire our common stock. All such grants were made under our 1998 Non-Employee Directors Stock Option Plan, in amounts and exercise prices as follows:

                                                                                  EXERCISE
NAME                                                      NO. OPTIONED SHARES      PRICE
----                                                    -----------------------   --------
Peter T. Dameris......................................  Initial grant:  100,000    $0.95
Richard A.. Hosley II.................................  Initial grant:  100,000    $1.92
                                                        Nov. 2002:      25,000     $0.99
Robert D. Repass......................................  Initial grant:  100,000    $1.34
Armand S. Shapiro.....................................  Initial grant:  100,000    $0.99
                                                        Nov. 2002:      25,000     $0.99

     These options vest in installments over four years, except that they vest in full if BindView is subject to a change in control (as defined in that plan) or if the optionee dies or becomes disabled. The options expire ten years from the date of grant or, if earlier, 90 days after the optionee ceases to be a director or 12 months after the optionee's death.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL AGREEMENTS OF NAMED EXECUTIVE
OFFICERS

     Of the Named Executive Officers, we have or had employment agreements and change-of-control agreements with Kevin P. Cohn, Gary S. Margolis, William D. Miller, Eric J. Pulaski, and Edward L. Pierce.

     Under the respective employment agreements between the aforementioned individuals and BindView, each such individual is entitled to receive (i) a base salary, plus (ii) contingent incentive bonus compensation based on achievement of certain management objectives, including revenue and profitability targets, in accordance with a plan approved by the Compensation Committee of the Board. The company may terminate such an individual's employment with or without cause, and the individual may resign for any reason, in either case by written notice. The employment agreements provide for different outcomes depending upon the circumstances of the termination of employment or resignation. If the individual's employment is terminated by BindView other than for cause or disability or if the individual resigns for good reason (as defined in the agreement), then the individual is entitled to a severance period of one year, during which he continues to receive his base salary along with medical/health benefits.

     Under the respective change-of-control agreements between the aforementioned individuals (except Mr. Miller) and BindView, each individual's options will become fully vested in the event of a change of control (as defined in the agreement), and the individual will be entitled to exercise any vested, unexercised options for a period of 18 months after the date of termination of employment. If, in connection with a change of control (as defined in the agreement), the individual's employment is terminated other than for cause or he resigns for good reason (as defined in the agreement), then the individual is entitled to (i) all severance benefits provided in the employment agreement;
(ii) a special severance payment in an amount equal to the individual's annual base salary; and (iii) continuation of insurance-related benefits for an additional six months after the end of the time that such benefits are required to be provided under the employment agreement. If any payment by BindView to the individual would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such excise tax, then the individual is entitled to receive a gross-up payment, in an amount such that, after payment by the individual of all taxes (including any interest or penalties imposed with respect to such taxes), including any excise tax imposed upon the gross-up payment, the individual retains an amount of the gross-up payment equal to the excise tax imposed upon the payments.

     Mr. Cohn's employment agreement provides for a base salary of $132,500 per year. Mr. Margolis' employment agreement provides for a base salary of $175,000 per year. Mr. Miller's employment agreement provided for an annual base salary of $150,000 per year. Mr. Pulaski's employment agreement provides for a base salary of $225,000 per year.

     Mr. Naumann's separation agreement provides for Mr. Naumann to continue to receive his base salary of $175,000 through December 2003 and to receive a bonus payment for 2002 in accordance with the 2002 executive bonus plan approved by the Compensation Committee as described above. (Such bonus payment was made January 31, 2003 in the amount of $32,812.50.)

     Mr. Miller's separation agreement with BindView, dated July 15, 2002, provides (i) for 100% vesting of an option to purchase 75,000 shares of BindView's common stock at an exercise price of $1.545 per share, granted to Mr. Miller in April 2002; and (ii) for Mr. Miller to be able to exercise that option through July 15, 2003.

     Mr. Pierce's employment agreement provides for (a) an annual base salary of $200,000; (b) a guaranteed signing bonus payable in installments, beginning in April 2002, corresponding to the vesting dates of his 400,000-share restricted stock award (see also the discussion of the associated promissory note in the notes to the table under the heading "Summary of Executive Compensation"), but deferrable at his option; (c) contingent incentive bonus compensation as described above; and (d) a stock option grant no later than December 31, 2002. (The stock option grant made pursuant to clause (d) was for 130,000 shares in accordance with the criteria set forth in Mr. Pierce's employment agreement.) If Mr. Pierce's employment is terminated by BindView other than for cause or disability, or if he resigns for good reason (as defined in the agreement), then he is entitled, in addition to the severance benefits described above for the other Named Executive Officers, to a series of quarterly bonus payments equal to an annual bonus of $200,000 (which he may opt to take in a present-value lump sum discounted at 8% per annum interest). Mr. Pierce's restricted-stock agreement with the Company requires him, before selling any of his vested restricted shares, to make certain payments on the principal and interest of his promissory note to the Company in payment of the purchase price of such shares, in an amount determined by a schedule in the restricted-stock agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee was an officer or employee of BindView or any of its subsidiaries during fiscal 2002. No executive officer of BindView served during fiscal 2002 as a director or as a member of the Compensation Committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board, which is composed of non-employee directors, has furnished the following report on executive compensation.

     BindView's executive compensation program is designed to attract, motivate and retain talented management personnel and to reward management for the company's successful financial performance and for increasing shareholder value. BindView's compensation program consists of three principal elements: base salary, performance bonus and stock options. Together these elements comprise total compensation value. The Compensation Committee believes that the total compensation program for executives of BindView is competitive with the compensation programs provided by other comparable companies.

     Base Salary: The Compensation Committee periodically reviews base salaries of executive officers, including the executive officers named in the "Summary of Executive Compensation" discussion below. The factors considered in setting salaries include (but are not necessarily limited to) salaries paid to persons holding comparably-responsible positions at other similarly-situated companies; the applicable cost of living; the Company's overall financial performance; the individual's past performance and potential with the

Company; and input from the chief executive officer. The consideration of additional factors and the weight given to any particular factor are within the discretion of the Compensation Committee.

     CEO Compensation: The base salary, bonus, and option grant for Eric J. Pulaski in 2002 were based on his position, responsibility, level of experience, and on his individual performance and BindView's performance. In April 2002, Mr. Pulaski was granted an option, under BindView's 1998 Omnibus Incentive Plan, to purchase 100,000 shares of BindView's common stock at its fair market value on the date of the grant ($1.545 per share); this option vest over four years.

     Annual Performance Bonuses: Total compensation for executive officers also includes cash bonuses in accordance with BindView's senior-executive bonus plan, with the on-target amount for each incumbent executive officer being specified in the executive officer's employment agreement with BindView, based on the same factors as described above for executive-officer salaries. Only partial cash bonus awards were paid in 2002, based on BindView's financial performance for the fiscal year ended December 31, 2001.

     Stock Options: Total compensation for executives also includes long term incentives in the form of stock options, which are generally provided through initial stock option grants at the date of hire and periodic additional stock option grants. Stock options are instrumental in promoting the alignment of long-term interests between BindView's management and shareholders because an option holder realizes gains only if the stock price increases over the fair market value at the date of grant. In determining the amount of option grants, we evaluate the position of the employee, responsibility of the employee and overall compensation package. All options are granted at a strike price of at least fair market value at the date of grant. The long-term value realized by management through option exercises is directly linked to the enhancement of shareholder value.

     Applicable Tax Code Provision. The compensation committee has reviewed the potential consequences for BindView of Section 162(m) of the Internal Revenue Code, which limits the tax deduction a company can claim for annual compensation in excess of $1 million to certain executives. This limit did not affect BindView in 2002. While the Company strives to ensure that it will be able to deduct the compensation it pays, if compliance with Section 162(m) conflicts with the Company's compensation philosophy, or with what is believed to be in the best interests of the Company and its stockholders, the Company may conclude that paying non-deductible compensation is more consistent with that philosophy and in the Company's and stockholders' best interests.

                                          COMPENSATION COMMITTEE:
                                          Peter T. Dameris
                                          Richard A. Hosley II
                                          Armand S. Shapiro (Chair)

COMMON STOCK PERFORMANCE COMPARISONS

     The following performance graph compares the performance of BindView's common stock to the Nasdaq Stock Market (U.S.) Index and the Standard & Poor's Computers (Software & Services) Index. The graph assumes an investment in BindView's common stock and each index of $100 at June 30, 1998, in the case of the indexes and at July 24, 1998, the effective date of BindView's initial public offering, in the case of BindView stock, and that all dividends, if any, were reinvested.

     This graph is based on historical data and not necessarily indicative of future performance. This graph shall not be deemed "soliciting material" nor "filed" with the Securities and Exchange Commission nor subject to the Regulations of 14A or 14C under the Exchange Act or subject to the liabilities of Section 18 under the Exchange Act.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                    AMONG BINDVIEW DEVELOPMENT CORPORATION,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                AND THE S & P INTERNET SOFTWARE & SERVICES INDEX

                              (PERFORMANCE GRAPH)

-----------------------------------------------------------------------------------------------------------
                                             7/24/98     12/98      12/99      12/00      12/01      12/02
-----------------------------------------------------------------------------------------------------------
 BindView Development Corporation              100      275.00     496.88     188.12      40.20      29.00
 Nasdaq Stock Market (U.S.)                    100      117.24     217.44     131.20     104.08      71.96
 S & P Internet Software & Services            100      100.00     189.91      61.26      42.17      38.87

* $100 invested on 7/24/98 in stock or on 6/30/98 in index-including reinvestment of dividends. Fiscal year ending December 31.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information as of December 31, 2002, with respect to the Company's compensation plans under which equity securities are authorized for issuance:

                                                                                            (C)
                                           (A)                                      NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES           (B)             REMAINING AVAILABLE FOR
                                    TO BE ISSUED UPON       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                       EXERCISE OF         EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                      WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN(A))(3)
-------------                      --------------------   --------------------   --------------------------
Equity compensation plans
  approved by security
  holders(1).....................       2,175,736                $5.36                   5,010,560
Equity compensation plans not
  approved by security
  holders(2).....................       5,367,524                 2.32                   3,155,049
                                        ---------                -----                   ---------
Total............................       7,543,260                $3.20                   8,165,609
                                        =========                =====                   =========

---------------

Notes:
---------------

(1) BindView's shareholder-approved stock-option plans (including plans approved by the shareholders prior to the Company's initial public offering in 1998) are the 1998 Omnibus Incentive Plan; the 1997 Incentive Plan; the 1996 Incentive Stock Option Plan, and the 1996 Stock Option Plan. See note 9 to the financial statements accompanying the annual report on Form 10-K filed March 31, 2003, for additional details about the number of shares reserved for issuance; the number of options outstanding and available for issuance; and the number and weighted-average exercise price of the options exercisable, under the respective plans at December 31, 2002. These plans generally provide for the issuance to employees of options to purchase BindView's common stock, no par value ("Common Stock") when approved by the Board of Directors or a committee thereof; for vesting of the options over a period of time; and for forfeiture of unexercised options if the optionee resigns or the optionee's employment is terminated.

(2) BindView's non-shareholder approved stock-option plans are the 1997 Nonqualified Stock Option Plan; the 1998 Non-Employee Director Stock Option Plan; the 2000 Indian Stock Option Plan; the 2000 Employee Incentive Plan; the [Netect] 1998 International Employee Stock Option Plan; the 1997 Entevo Stock Plan, and the 1998 [Entevo] Indian Stock Option Plan. See note 9 to the financial statements accompanying the annual report on Form 10-K filed March 31, 2003, for additional details about the number of shares reserved for issuance; the number of options outstanding and available for issuance; and the number and weighted-average exercise price of the options exercisable, under the respective plans at December 31, 2002. In connection with the respective mergers of Netect and Entevo with the Company, the options previously granted under the plans identified above as Netect or Entevo plans were exchanged for options to purchase the Company's common stock using an exchange ratio, which is reflected in the amounts listed in the financial statements. Certain local regulatory restrictions apply to the 2000 Indian Stock Option Plan. The plans not identified above as Netect or Entevo plans generally provide for the issuance to employees (or, in the case of the Non-Employee Director Stock Option Plan, to non-employee members of the Board of Directors) of options to purchase BindView's common stock, no par value ("Common Stock") when approved by the Board of Directors or a committee thereof; for vesting of the options over a period of time; and for forfeiture of unexercised options if the optionee resigns or the optionee's employment is terminated.

(3) The Company also maintains an Employee Stock Purchase Plan described in note 10 to the financial statements accompanying the Annual Report on Form 10-K filed March 31, 2003. The Company originally reserved 1,000,000 shares for issuance under this plan. As of December 31, 2002, there are 218,172 shares remaining available for issuance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 3, 2003 with respect to (a) persons known to us to be beneficial owners of more than five percent (5%) of the outstanding shares of BindView's common stock, (b) the Named Executive Officers identified in the Summary of Executive Compensation appearing elsewhere in this Amendment No. 1 and our directors and (c) all of our executive officers and directors as a group. Unless otherwise noted, we believe that all persons named in this table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

BENEFICIAL OWNER                                              SHARES(1)   PERCENTAGE(1)
----------------                                              ---------   -------------
Kevin P. Cohn(2)............................................     56,250           *
Peter T. Dameris............................................         --           *
Richard A. Hosley II(3).....................................    100,000           *
Gary S. Margolis(4).........................................    276,822           *
William D. Miller(5)........................................     86,898           *
Kenneth D. Naumann(6).......................................         --           *
Edward L. Pierce(7).........................................    255,190           *
Eric J. Pulaski(8)..........................................  8,948,200       19.21%
  5151 San Felipe, 25th Floor
  Houston, TX 77056
Robert D. Repass............................................         --           *
Armand S. Shapiro(9)........................................     37,500           *
All executive officers and directors as a group(10).........  9,760,860       20.96%
Third Point Management Company LLC/Daniel S. Loeb(11).......  2,590,300         5.6%
  360 Madison Avenue, 24th Floor,
  New York, NY 10017

---------------

  *  Less than 1%

Notes:

 (1) In accordance with the guidelines of the Securities and Exchange Commission, each beneficial owner's percentage ownership is determined by assuming that options held by such person and exercisable within 60 days have been exercised. The numbers of shares and options held by persons listed because of their status as Named Executive Officers, executive officers, or directors are based on our option-grant records; on public filings such as Form 3 and Form 4 filings; and (in the case of current Named Executive Officers and directors) on information supplied by the named persons.

 (2) Mr. Cohn is a Named Executive Officer of the Company. His listed holdings include 56,250 shares of common stock that would be issued if he were to exercise outstanding vested options.

 (3) Mr. Hosley is a director of the Company. His listed holdings include 100,000 shares of common stock that would be issued if he were to exercise outstanding vested options.

 (4) Gary Margolis is a Named Executive Officer of the Company. His listed holdings include 222,500 shares of common stock that would be issued if he were to exercise outstanding vested options.

 (5) Mr. Miller is a Named Executive Officer of the Company who resigned effective in July 2002. The information in the table above concerning Mr. Miller's holdings is based on BindView's records of employee stock purchases prior to his resignation and 75,000 shares of common stock that would be issued if he were to exercise his outstanding vested options.

 (6) Mr. Naumann is a Named Executive Officer of the Company who resigned effective January 1, 2003.

 (7) Mr. Pierce is a director and a Named Executive Officer of the Company. His listed holdings include 200,000 shares of restricted common stock that will vest within 60 days and 32,500 shares of common stock that would be issued if he were to exercise outstanding vested options.

 (8) Mr. Pulaski is a director and a Named Executive Officer of the Company. His listed holdings include 25,000 shares of common stock that would be issued if he were to exercise outstanding vested options.

 (9) Mr. Shapiro is a director of the Company. His listed holdings include 37,500 shares of common stock that would be issued if he were to exercise outstanding vested options.

(10) See the above notes to this table. Includes an aggregate of 548,750 shares of common stock that would be issued if option holders were to exercise outstanding vested stock options.

(11) Information for Third Point Management Company LLC ("Third Point") and Daniel S. Loeb ("Loeb") is based on a Schedule 13D filed on February 13, 2003 which lists Third Point and Loeb as Reporting Persons and lists their address as 360 Madison Ave, 24th Floor, New York, New York 10017.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     Mr. Pierce is indebted to the Company in the amount of $788,000 plus accrued interest, in the form of a full-recourse promissory note dated December 31, 2001, at 3% interest, due on or before April 30, 2005. The promissory note is in payment, at fair market value, of 400,000 shares of the Company's restricted common stock granted to Mr. Pierce on December 31, 2001. Payment of the note is secured by a security interest in such shares. See also the note concerning Mr. Pierce's compensation following the table under the heading "Summary of Executive Compensation" as well as the discussion under the heading "Employment Agreements and Change of Control Agreements of Named Executive Officers."

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial statements: See the financial statements beginning on page 30 of the report on Form 10-K filed on March 31, 2003.

     (b) Reports on Form 8-K: See the list of reports on Form 8-K in the report on Form 10-K filed March 31, 2003.

     (c) Exhibits: See the Exhibit Index at the end of this Amendment No. 1.

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

April 30, 2003

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----
               /s/ ERIC J. PULASKI                         Chairman of the Board,          April 30, 2003
 ------------------------------------------------        Chief Executive Officer and
                 Eric J. Pulaski                                  President
                                                        (Principal Executive Officer)


               /s/ EDWARD L. PIERCE                   Director, Senior Vice President,     April 30, 2003
 ------------------------------------------------          Chief Financial Officer
                 Edward L. Pierce                       (Principal Financial Officer)


                /s/ KEVIN P. COHN                     Vice President, Chief Accounting     April 30, 2003
 ------------------------------------------------     Officer and Corporate Controller
                  Kevin P. Cohn                        (Principal Accounting Officer)


               /s/ PETER T. DAMERIS                               Director                 April 30, 2003
 ------------------------------------------------
                 Peter T. Dameris


             /s/ RICHARD A. HOSLEY II                             Director                 April 30, 2003
 ------------------------------------------------
               Richard A. Hosley II


               /s/ ROBERT D. REPASS                               Director                 April 30, 2003
 ------------------------------------------------
                 Robert D. Repass


                /s/ ARMAND SHAPIRO                                Director                 April 30, 2003
 ------------------------------------------------
                  Armand Shapiro

                   CERTIFICATIONS PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Eric J. Pulaski, certify that:

     1. I have reviewed this annual report on Form 10-K of BindView Development Corporation, as amended to date;

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

Date: April 30, 2003

                   CERTIFICATIONS PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Edward L. Pierce, certify that:

     1. I have reviewed this annual report on Form 10-K of BindView Development Corporation, as amended to date;

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

                                                 /s/ EDWARD L. PIERCE
                                          --------------------------------------
                                                     Edward L. Pierce
                                             Director, Senior Vice President
                                               and Chief Financial Officer

Date: April 30, 2003

                                 EXHIBIT INDEX

     Exhibits designated by the symbol * were filed with the Company's Annual Report on Form 10-K on March 31, 2003. Exhibits designated by the symbol ** are filed with this Amendment No. 1, Form 10-K/A. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

     Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 15.

     We undertake to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 2.1        --  Agreement of Merger dated as of January 26, 2000, by and among BindView, Bravo Acquisition Corporation, Entevo
                Corporation and the Representing Stockholders identified
                therein (incorporated by reference to Exhibit 2.1 to
                BindView's Current Report on form 8-K (File No. 000-24677), dated February 9, 2000).
 3.1        --  Amended and Restated Articles of Incorporation of BindView
                (incorporated by reference to Exhibit 3.1 to the
                Registration Statement on Form S-1 of BindView (Reg. No.
                333-52883), filed with the Commission on May 15, 1998 (the
                "Form S-1")).
 3.2        --  Bylaws of BindView Development Corporation, as amended May
                23, 2002 (Incorporated by reference to Exhibit 3.3 to
                BindView's Quarterly Report on Form 10-Q for the quarter
                ended June 30, 2002)
 4.1        --  Reference is hereby made to Exhibit 3.1 (incorporated by reference to Exhibit 4.1 to the Form S-1) and Exhibit 3.2
                (incorporated by reference to Exhibit 3.3 to BindView's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2002)
 4.2        --  Rights Agreement dated September 17, 2001 between BindView and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to BindView's Form 8-K filed on September 20,
                2001 (the "9/20/2001 8-K").
 4.3        --  Resolution Establishing a Series of Preferred Stock dated
                September 17, 2001 (incorporated by reference to Exhibit 4.2 to the 9/20/2001 8-K).
 4.4        --  Form of Right Certificate (incorporated by reference to
                Exhibit 4.3 to the 9/20/2001 8-K).
 4.5        --  Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4.4 to the 9/20/2001 8-K).
10.1+       --  Incentive Stock Option Plan (incorporated by reference to
                Exhibit 10.1 to the Form S-1).
10.2+       --  Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form S-1).
10.3+       --  1997 Incentive Plan (incorporated by reference to Exhibit
                10.3 to the Form S-1).
10.4+       --  Omnibus Incentive Plan, as amended (incorporated by
                reference to Exhibit 10.2 to BindView's Annual Report on
                Form 10-K for the year ended December 31, 1999 (the "1999
                10-K").
10.5        --  Agreement to Sublease dated June 25, 1998 between BindView and Halliburton Energy Services, Inc.
10.6        --  Lease Agreement dated June 20, 1995 between BindView and
                School Employees Holding Corp., including all amendments
                thereto (incorporated by reference to Exhibit 10.7 to the
                Form S-1).
10.7+       --  Amended and Restated Employment Agreement, dated June 24,
                1999, between BindView and Marc R. Caminetsky (incorporated by reference to BindView's Quarterly Report On Form 10-Q
                (File No. 000-24677) for the quarter ended June 30, 1999
                (the "6/30/99 10-Q").
10.8+       --  Amended and Restated Employment Agreement, dated June 24,
                1999, between BindView and Paul J. Cormier (incorporated by reference to Exhibit 10.2 to the 6/30/99 10-Q).
10.9+       --  Executive Employment Agreement dated October 2, 2000 between
                BindView and Kevin M. Weiss (incorporated by reference to
                Exhibit 10.10 to BindView's Annual Report on Form 10-K for
                the year ended December 31, 2000 (the "2000 10-K")

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.10+      --  Employee Agreement dated September 26, 1996 between the
                Registrant and David E. Pulaski (incorporated by reference to Exhibit 10.14 to the Form S-1).
10.11+      --  Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Form S-1).
10.12+      --  Executive Employment Agreement dated May 1, 2001 between
                BindView and Edward L. Pierce (incorporated by reference to
                Exhibit 10.1 to BindView's Quarterly Report on Form 10-Q for
                the quarter ended June 30, 2001 (the "6/30/2001 10-Q").
10.13+      --  Restricted Stock Agreement dated May 1, 2001 between
                BindView and Edward L. Pierce (incorporated by reference to
                Exhibit 10.2 to the 6/30/2001 10-Q).
10.14+      --  Promissory Note dated May 1, 2001 executed in favor of
                Bindview by Edward L. Pierce (incorporated by reference to
                Exhibit 10.3 to the 6/30/2001 10-Q).
10.15+      --  Change of Control Agreement dated May 1, 2001 between
                BindView and Edward L. Pierce (incorporated by reference to
                Exhibit 10.4 to the 6/30/2001 10-Q).
10.16+      --  Indemnification Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit
                10.5 to the 6/30/2001 10-Q).
10.17+      --  Nonqualified Stock Option Agreement dated May 1, 2001
                between BindView and Richard P. Gardner (incorporated by
                reference to Exhibit 10.6 to the 6/30/2001 10-Q).
10.18+      --  Nonqualified Stock Option Agreement dated May 1, 2001
                between BindView and William D. Miller (incorporated by
                reference to Exhibit 10.7 to the 6/30/2001 10-Q).
10.19+      --  Nonqualified Stock Option Agreement dated May 1, 2001
                between BindView and Kevin M. Weiss (incorporated by
                reference to Exhibit 10.8 to the 6/30/2001 10-Q).
10.20+      --  Executive Employment Agreement dated May 31, 2001 between
                BindView and Kevin P. Cohn (incorporated by reference to
                Exhibit 10.9 to the 6/30/2001 10-Q).
10.21+      --  Nonqualified Stock Option Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by
                reference to Exhibit 10.10 to the 6/30/2001 10-Q).
10.22+      --  Change of Control Agreement dated May 31, 2001 between
                BindView and Kevin P. Cohn (incorporated by reference to
                Exhibit 10.11 to the 6/30/2001 10-Q).
10.23+      --  Indemnification Agreement dated May 31, 2001 between
                BindView and Kevin P. Cohn (incorporated by reference to
                Exhibit 10.12 to the 6/30/2001 10-Q).
10.24+      --  Indemnification Agreement dated July 18, 2001 between
                BindView and Gary S. Margolis (incorporated by reference to
                Exhibit 10.1 to BindView's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 2001 (the "9/30/2001 10-Q").
10.25+      --  Separation Agreement dated August 1, 2001 to be effective
                July 2, 2001 between BindView and Richard P. Gardner
                (incorporated by reference to Exhibit 10.2 to the 9/30/2001
                10-Q).
10.26+      --  Separation Agreement dated August 3, 2001 to be effective
                July 16, 2001 between BindView and Kevin M. Weiss
                (incorporated by reference to Exhibit 10.3 to the 9/30/2001
                10-Q).
10.27+      --  1998 Non-Employee Director Stock Option Plan, as amended
                October 26, 2001 and February 21, 2002 (incorporated by
                reference to Exhibit 10.28 to BindView's Annual Report on
                Form 10K for the year ended December 31, 2001 (the "2001
                10-K"))
10.28+      --  Amended and Restated Executive Employment Agreement dated
                December 31, 2001 between BindView and Edward L. Pierce
                (incorporated by reference to Exhibit 10.29 to the 2001
                10-K)
10.29       --  Lease agreement dated March 30, 2001 between BindView and
                Sage Plaza One Ltd (incorporated by reference to Exhibit
                10.30 to the 2001 10-K)
10.30+      --  Indemnification Agreement between the Company and Armand S.
                Shapiro, effective October 26, 2001 (incorporated by
                reference to Exhibit 10.31 to the 2001 10-K)
10.31+      --  Promissory Note dated December 31, 2001 executed in favor of
                Bindview by Edward L. Pierce (incorporated by reference to
                Exhibit 10.32 to the 2001 10-K)
10.32+      --  Rescission Agreement dated December 31, 2001 between
                BindView and Edward L. Pierce (incorporated by reference to
                Exhibit 10.33 to the 2001 10-K)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.33+      --  Restricted Stock Agreement dated December 31, 2001 between
                BindView and Edward L. Pierce (incorporated by reference to
                Exhibit 10.34 to the 2001 10-K)
10.34+      --  Security Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit
                10.35 to the 2001 10-K)
10.35+      --  Indemnification agreement between the Company and Eric J.
                Pulaski, executed March 27, 2002 (incorporated by reference to Exhibit 10.1 to BindView's Quarterly Report on Form 10-Q
                for the quarter ended March 31, 2002 (the "3/31/2002 10-Q"))
10.36+      --  Indemnification agreement between the Company and Peter L.
                Bloom, executed March 27, 2002 (incorporated by reference to
                Exhibit 10.2 to the 3/31/2002 10-Q)
10.37+      --  Indemnification agreement between the Company and Richard A.
                Hosley II, executed March 27, 2002 (incorporated by
                reference to Exhibit 10.2 to the 3/31/2002 10-Q)
10.38+      --  Indemnification agreement between the Company and Peter T.
                Dameris, executed August 15, 2002 (incorporated by reference to Exhibit 10.1 to BindView's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 2002 (the "9/30/2002
                10-Q"))
10.39+      --  Nonqualified Stock Option Agreement, August 15, 2002,
                between the Company and Peter T. Dameris (incorporated by
                reference to Exhibit 10.2 to the 9/30/2002 10-Q)
10.40+      --  1999 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant's Proxy Statement relating to its 1999 Annual Shareholders' Meeting, filed with the
                commission on April 30, 1999)
10.41*      --  1999 Employee Stock Purchase Plan, as amended effective
                January 1, 2001
10.42*      --  Second Amendment to Employee Stock Purchase Plan, adopted by the Board of Directors on January 27, 2003, subject to
                subsequent shareholder approval
10.43*      --  BindView Development Corporation 2000 Indian Stock Option
                Plan, as amended through March 30, 2001
10.44*      --  BindView Development Corporation 2000 Employee Incentive
                Plan, as amended through March 30, 2001
10.45*+     --  Executive Employment Agreement entered into effective
                December 30, 2002, between the Company and Eric J. Pulaski
10.46*+     --  Employment Offer Letter dated December 31, 2002, between the
                Company and David S. Flame
10.47*+     --  Employment Offer Letter dated November 9, 2002, between the
                Company and David E. Lloyd
10.48*+     --  Executive Employment Agreement entered into effective
                December 30, 2002, between the Company and Gary S. Margolis
10.49*+     --  Employment Offer Letter dated November 4, 2002, between the
                Company and Ronald E. Rosenthal
10.50*+     --  Form of Change of Control Agreement entered into effective
                December 30, 2002, between the Company and, respectively,
                Eric J. Pulaski, Kevin P. Cohn, Jeffery E. Margolis, Gary E.
                Margolis, and D.C. Toedt
10.51*+     --  Separation Agreement entered into effective December 31,
                2002, between the Company and Kenneth D. Naumann
10.52*+     --  Form of First Amended and Restated Executive Employment
                Agreement entered into effective December 30, 2002, between the Company and, respectively, Jeffery E. Margolis, Kevin P.
                Cohn, and D.C. Toedt
10.53*+     --  Form of Executive Employment Agreement entered into
                effective December 30, 2002, between the Company and,
                respectively, Scott S. Blake, Shantanu Ghosh, Diana M.
                Massaro, and Bruce K. Swope
10.54*+     --  Form of Change of Control Agreement entered into effective
                December 30, 2002, between the Company and, respectively,
                Scott S. Blake, Shantanu Ghosh, Diana M. Massaro, and Bruce
                K. Swope

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.55**     --  [Separation] Agreement (Including General Release) dated effective July 15, 2002, between the Company and William D.
                Miller.
10.56**     --  Executive Employment Agreement entered into effective
                December 30, 2002, between the Company and Ronald E.
                Rosenthal.
10.57**     --  Change of Control Agreement entered into effective December
                30, 2002, between the Company and Ronald E. Rosenthal.
21.1*       --  Subsidiaries of the Company
23.1*       --  Consent of PricewaterhouseCoopers
99.1*       --  Certification of the Company's Chief Executive Officer, Eric
                J. Pulaski, pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002
99.2*       --  Certification of the Company's Chief Financial Officer,
                Edward L. Pierce, pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002