Form 10-Q
period 2003-03-31
BINDVIEW DEVELOPMENT CORP
filed 2003-05-15
CIK 1061646

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

As of May 13, 2003, the Company had 46,574,500 shares of Common Stock, no par value, outstanding.
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       MARCH 31,     DECEMBER 31,
                         ASSETS                                          2003           2002
                                                                     ------------   ------------
                                                                      (UNAUDITED)
Current assets:
   Cash and cash equivalents                                           $ 37,382         $ 37,760
   Accounts receivable, net of allowance of $1,237                        7,463           11,199
   Other                                                                  1,474            2,052
                                                                    -----------      -----------
          Total current assets                                           46,319           51,011
   Property and equipment, net                                            7,150            7,816
   Other                                                                  4,743            4,729
                                                                    -----------      -----------
                 Total assets                                          $ 58,212         $ 63,556
                                                                    ===========      ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $    997         $  1,990
   Accrued liabilities                                                    6,066            6,341
   Accrued compensation                                                   1,417            3,907
   Deferred revenues                                                     13,174           12,464
                                                                       --------         --------
          Total current liabilities                                      21,654           24,702

Deferred revenues                                                         2,002            2,213
Other liabilities                                                         1,234            1,215

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value, 20,000 shares authorized,
      none issued                                                            --               --
   Common stock, no par value, 100,000 shares authorized,
      46,575 and 46,278 shares issued and outstanding                         1                1
   Additional paid-in capital                                           104,579          104,332
   Notes receivable from shareholders                                      (731)            (892)
   Accumulated deficit                                                  (71,099)         (68,398)
   Accumulated other comprehensive income                                   572              383
                                                                    -----------      -----------
          Total shareholders' equity                                     33,322           35,426
                                                                    -----------      -----------
                 Total liabilities and shareholders' equity            $ 58,212         $ 63,556
                                                                    ===========      ===========



           See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      ------------------------
                                                        2003            2002
                                                      --------        --------
Revenues:
   Licenses                                           $  5,196        $  9,542
   Services                                              7,851           7,263
                                                      --------        --------
                                                        13,047          16,805
Cost of revenues:
   Licenses                                                116             156
   Services                                              1,432           1,570
                                                      --------        --------
                                                         1,548           1,726
Gross profit                                            11,499          15,079
Operating costs and expenses:
   Sales and marketing                                   7,758          10,363
   Research and development                              4,235           5,019
   General and administrative                            1,777           1,909
   Restructuring                                           549              --
                                                      --------        --------
Operating loss                                          (2,820)         (2,212)
Other income                                               119           1,559
                                                      --------        --------
Loss before income taxes                                (2,701)           (653)
Benefit for income taxes                                    --            (229)
                                                      --------        --------
Net loss                                              $ (2,701)       $   (424)
                                                      ========        ========
Loss per common share - basic and
    diluted                                           $  (0.06)       $  (0.01)
                                                      ========        ========
Reconciliation of net loss to comprehensive loss:
   Net loss                                           $ (2,701)       $   (424)
   Gain (loss) from foreign currency translation           189            (534)
                                                      --------        --------
   Comprehensive loss                                 $ (2,512)       $   (958)
                                                      ========        ========

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          --------------------------
                                                                            2003              2002
                                                                          --------          --------
Cash flows from operating activities:
     Net loss                                                             $ (2,701)         $   (424)
     Adjustments to reconcile net loss to net cash from
          operating activities:
          Depreciation and amortization                                        969             1,037
          Deferred income tax benefit                                           --              (229)
          Other                                                                 74                74
          Changes in operating assets and liabilities:
               Accounts receivable                                           3,747             2,080
               Other assets                                                    570                29
               Accounts payable                                               (999)              551
               Accrued liabilities                                          (2,682)           (2,820)
               Deferred revenues                                               499             2,691
                                                                          --------          --------
                Net cash provided by (used in) operating activities           (523)            2,989
                                                                          --------          --------
Cash flows from investing activities:
     Capital expenditures                                                     (299)             (892)
     Net proceeds from maturity (purchase) of investments                       --             3,253
                                                                          --------          --------
               Net cash provided by (used in) investing activities            (299)            2,361
                                                                          --------          --------
Cash flows from financing activities:
     Net proceeds from sale of common stock                                    248               367
                                                                          --------          --------
               Net cash provided by financing activities                       248               367
Effect of exchange rate changes on cash                                        196              (120)
                                                                          --------          --------
Net increase (decrease) in cash and cash equivalents                          (378)            5,597
Cash and cash equivalents at beginning of year                              37,760            39,791
                                                                          --------          --------
Cash and cash equivalents at end of period                                $ 37,382          $ 45,388
                                                                          ========          ========
Non-cash financing and investing activities:
   Reduction of shareholder note in lieu of guaranteed bonus              $    161          $     --



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

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.


2.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ------------------------
                                                    2003            2002
                                                  --------        --------
Numerator:
   Net loss - numerator for
     loss per share - basic and
     diluted                                      $ (2,701)       $   (424)
                                                  ========        ========
Denominator:
   Denominator for basic loss per
     share - weighted-average shares                46,342          51,587
Effect of dilutive securities:
     Effect of stock options                            --              --
                                                  --------        --------
       Total diluted shares                         46,342          51,587
                                                  ========        ========
Loss per common share - basic and
   diluted                                        $  (0.06)       $  (0.01)
                                                  ========        ========

         Options and warrants to purchase 7.0 million shares of common stock for the three months ended March 31, 2003 and 7.9 million shares of common stock for the three months ended March 31, 2002 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.


3.       STOCK BASED COMPENSATION

         The Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common shares at the date of the grant over the amount an employee must pay to acquire the common shares. The Company grants options at prices equal to the market price of common shares on the date of the grant and therefore does not record compensation costs related to these grants. Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using tabular presentation as presented below. This table illustrates the effect on net loss and loss per share (in thousands, except per share amounts) as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                        BINDVIEW DEVELOPMENT CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  -----------------------------
                                                      2003             2002
                                                  -------------   -------------
Net loss as reported                              $     (2,701)   $       (424)
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net
of related tax effects                                  (1,440)         (1,866)
                                                  -------------   -------------
Pro forma net loss                                $     (4,141)   $     (2,290)
                                                  =============   =============
Loss per common share (basic and
diluted):
- As reported                                     $      (0.06)   $      (0.01)
- Pro forma                                       $      (0.09)   $      (0.04)



4.       RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

         In January 2003, the Company approved a sales and marketing reorganization plan. The cost of this plan totaled approximately $0.6 million and consisted primarily of (i) involuntary employee separation for approximately 20 employees (a reduction in workforce of approximately 4 percent), (ii) closing the Company's Netherlands sales office, and (iii) reserves for leasehold abandonment.

         The accrued restructuring expenses and amounts charged against the provision as of March 31, 2003 were as follows (in thousands):

                                                                     REMAINING
                                RESTRUCTURING         CASH            ACCRUAL
                                   CHARGES        EXPENDITURES       3/31/2003
                                  --------        ------------       ---------
 Employee severance               $    442          $ (261)            $  181
 Lease commitments                      27              --                 27
 Office closure costs                   80             (80)                --
                                  --------          -------            ------
                                  $    549          $ (341)            $  208
                                  ========          =======            ======



         In July 2002, the Company approved a restructuring plan to improve operating efficiency and improve sales and marketing productivity (the "2002 Restructuring Plan"). The cost of this plan totaled approximately $1.9 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing the Company's Boston development center and certain European sales offices,
(iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts.

         The 2002 Restructuring Plan activity from December 31, 2002 to March 31, 2003 was as follows (in thousands):

                               REMAINING                             REMAINING
                                ACCRUAL              CASH             ACCRUAL
                               12/31/2002        EXPENDITURES        3/31/2003
                               ----------        ------------        ---------
 Employee severance              $    238           $ (106)            $  132
 Lease commitments                    944             (120)               824
                                 --------           -------            ------
                                 $  1,182           $ (226)            $  956
                                 ========           =======            ======

                        BINDVIEW DEVELOPMENT CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         In 2001, we completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability. The cost of this plan totaled approximately $7.7 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of our Boston and Arlington development centers and certain of our European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. At December 31, 2002, the remaining accrual totaled $1.4 million, which related to an accrual for lease commitments. During the three months ended March 31, 2003, approximately $46 thousand was charged against that accrual.


5.       INCOME TAXES

         In 2002, the Company provided a full valuation allowance against deferred tax assets of $19.6 million in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes". Management remains optimistic about the future prospects of the Company's business and the industry and continues to believe that over time, as the market improves, the Company should generate sufficient taxable income to utilize a substantial portion of its net operating loss carryforwards. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.


6.       RECENT PRONOUNCEMENTS

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company does not expect the impact of adoption of SFAS No. 149 to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in the "Cautionary Statements" set forth in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, as well as other factors such as, for example: the risks associated with lower customer demand in a weak economy; increased competition within the network management software industry; the effects of recently-implemented cost reductions on the Company's business; transitional inefficiencies that may arise during the Company's implementation of recently-announced reorganization plans; and the management challenges of implementing those plans while attempting to maintain employee motivation and effectiveness. The following discussion should be read in conjunction with the Company's consolidated financial statements included with this report and our consolidated financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 included in our Annual Report of Form 10-K, as amended.

OVERVIEW

        See discussion under Item 1, "General" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 for an overview of our business.

CRITICAL ACCOUNTING POLICIES

        There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2003 compared to those disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, as amended, for the year ended December 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002

         REVENUES. Revenues for the current quarter were $13.0 million compared with $16.8 million for the first quarter of 2002. The year-over-year decline related to the decrease in license sales, partially offset by increased services revenues. License revenues for the current quarter were $5.2 million compared with $9.5 million in the first quarter of 2002. This decline was due to: (i) fewer large transactions being closed during the quarter, (ii) customer budget sensitivities, which we believe were driven by the weak economic outlook, and
(iii) the effects of major organizational and go-to-market changes in sales and marketing that took place during the quarter. Services revenues for the current quarter were up 8.1 percent to $7.8 million, from $7.3 million in the first quarter of 2002.

         During the three months ended March 31, 2003, we closed 12 transactions over $130 thousand, having an average sales price of $230 thousand, compared with 17 transactions over $130 thousand in the first quarter of 2002, having an average sales price of $372 thousand. The fewer number of large transactions in the first quarter of 2003 reflected the low number of large prospects in the first quarter pipeline, as well as the deferral of certain large transactions by customers due to budget sensitivities.

         During the first quarter of 2003, revenues from our products for Microsoft-based platforms totaled $8.7 million, a decrease of 14 percent over the first quarter of 2002. Revenues from these products accounted for approximately 67 percent of total revenues in the current quarter, up from 60 percent of total revenues for the same quarter in the prior year. Revenues from our products for Novell-based platforms for the current quarter were $2.7 million, or 21 percent of total revenues, compared with 4.2 million in the first quarter of 2002, or 25 percent of total revenues. Revenues from these products have been declining over the past year, reflecting both the maturity and our penetration of the Novell market. We expect revenues from our software products on Microsoft-based platforms will continue to grow as a percentage of total revenues.

         Sales of our security focused bv-Control product line accounted for approximately 80 percent of our license revenue in the current quarter compared with 85 percent in the first quarter of 2002. Sales of our system administration focused bv-Admin product line accounted for approximately 20 percent of our license revenue in the first quarter of 2003 compared with 11 percent in the first quarter of 2002.

         No customer accounted for more than 10 percent of our revenues in the first quarter of 2003 or 2002. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 9 percent of total revenues in the current quarter compared with 7 percent in the first quarter of 2002.

         GROSS PROFIT. Gross profit for the current quarter decreased 23.7 percent to $11.5 million, from $15.1 million for the first quarter of 2002. Gross margin for the current quarter was 88.1 percent compared with 89.7 percent in the first quarter of 2002. The decline in gross profit and gross margin is primarily due to the decrease in license revenue noted above.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the current quarter totaled $14.3 million, down from $17.3 million for the first quarter of 2002. The improvement was the result of the reduction in operating costs and expenses related to the Company's 2002 corporate reorganization and restructuring.

         Sales and marketing expenses for the current quarter decreased 25.1 percent to $7.8 million, from $10.4 million for the first quarter of 2002 primarily related to actions taken to improve sales efficiency and marketing effectiveness and lower commissions and incentive based compensation. We expect sales and marketing expenses as a percentage of revenues to be lower for the remainder of 2003 as a result of our initiatives to improve operating leverage and sales and marketing effectiveness and anticipated revenue growth.

         Research and development expenses for the current quarter decreased
15.6 percent to $4.2 million, from $5.0 million for the first quarter of 2002. This decrease primarily related to the closing or downsizing of our development offices in Boston, Massachusetts and Arlington, Virginia and transferring those activities to our lower-cost development centers in Houston, Texas and Pune, India. We also transferred development responsibilities for certain of our legacy products from Houston, Texas to Pune, India and expect to continue leveraging that development center in the future. As a result of these initiatives and anticipated revenue growth, we expect future research and development expenses to decrease as a percentage of revenues.

         General and administrative expenses for the current quarter decreased
6.9 percent to $1.8 million, from $1.9 million for the first quarter of 2002. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

        In January 2003, we approved a sales and marketing reorganization plan. The cost of this plan totaled approximately $0.6 million and consisted primarily of (i) involuntary employee separation for approximately 20 employees (a reduction in workforce of approximately 4 percent), (ii) closing our Netherlands sales office, and (iii) reserves for leasehold abandonment.

         The accrued restructuring expenses and amounts charged against the provision as of March 31, 2003 were as follows (in thousands):

                                                                     REMAINING
                               RESTRUCTURING         CASH             ACCRUAL
                                  CHARGES         EXPENDITURES       3/31/2003
                               -------------      ------------       ---------
Employee severance...........    $    442          $ (261)            $  181
Lease commitments............          27              --                 27
Office closure costs.........          80             (80)                --
                                 --------          -------            ------
                                 $    549          $ (341)            $  208
                                 ========          =======            ======


        In July 2002, we approved a restructuring plan to improve operating efficiency and improve sales and marketing productivity (the "2002 Restructuring Plan"). The cost of this plan totaled approximately $1.9 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing our Boston development center and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts.

         The 2002 Restructuring Plan activity from December 31, 2002 to March 31, 2003 was as follows (in thousands):

                                REMAINING                             REMAINING
                                 ACCRUAL             CASH              ACCRUAL
                                12/31/2002        EXPENDITURES        3/31/2003
                                ----------        ------------        ---------
 Employee severance              $    238           $ (106)            $  132
 Lease commitments                    944             (120)               824
                                 --------           -------            ------
                                 $  1,182           $ (226)            $  956
                                 ========           =======            ======


         In 2001, we completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability. The cost of this plan totaled approximately $7.7 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of our Boston and Arlington development centers and certain of our European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. At December 31, 2002, the remaining accrual totaled $1.4 million, which related to an accrual for lease commitments. During the three months ended March 31, 2003, approximately $46 thousand was charged against that accrual.

         OTHER INCOME. Other income totaled $0.1 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in other income was primarily due to the receipt of a $1.3 million settlement of a business interruption claim in the first quarter of 2002 related to the flooding that occurred in June 2001.

         BENEFIT FOR INCOME TAXES. We provided a full valuation allowance against our deferred tax assets during the second quarter of 2002. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with our pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income. The benefit for income taxes was $0.2 million (an effective tax rate of 35.0 percent) for the first quarter of 2002.

         NET LOSS. Due to the factors described above, net loss for the quarter ended March 31, 2003 was $2.7 million compared with $0.4 million for the quarter ended March 31, 2002.

         OUTLOOK. BindView expects revenues for the second quarter of 2003 to range between $15.0 million and $17.0 million. The operating loss, before restructuring costs, for the second quarter is expected to range between $1.0 million and $2.5 million. For the full-year 2003, we expect revenues will exceed $67 million, at which level we will generate positive cash flow before the effects of any restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

         We had cash, cash equivalents and short-term investments of $37.4 million at March 31, 2003 compared with $37.8 million at December 31, 2002. The decline primarily related to our use of cash to fund its working capital requirements during the quarter.

         Cash flows provided by (used in) operating activities were $(0.5) million in the first quarter of 2003 and $3.0 million in the first quarter of 2002. The decrease in cash provided by operating activities in 2003 was primarily the result of a $0.6 million increase in our operating loss during the current quarter to $2.8 million, from $2.2 million during the first quarter of 2002.

         Cash flows provided by (used in) investing activities were $(0.3) million in the first quarter of 2003 and $2.4 million in the first quarter of 2002. The decrease in cash generated from investing activities was primarily attributable to proceeds of $3.3 million generated from maturity of investments during 2002 that were not reinvested. This was partially offset by a $0.6 million reduction in capital expenditures during the current quarter to $0.3 million, from $0.9 million during the first quarter of 2002.

         Cash flows provided by financing activities were $0.2 million in the first quarter of 2003 and $0.4 million in the first quarter of 2002. Cash provided by financing activities during both quarters was primarily attributable to cash provided by the issuance of common stock under our Employee Stock Purchase Plan.

         We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The remaining contractual obligations under these lease commitments were comprised of the following as of March 31, 2003 (in thousands):


    CONTRACTUAL                                                                                           2009 AND
    OBLIGATION                        TOTAL               2003          2004 -- 2006     2007 - 2008       BEYOND
    ----------                        -----               ----          ------------     -----------       ------
 Operating leases                   $ 34,120            $ 1,869          $11,769           $8,929          $11,553
 Sub-leasing arrangements*            (1,396)              (833)           (563)               --               --
                                     -------            -------          -------           ------          -------
                                    $ 32,724            $ 1,036          $11,206           $8,929          $11,553
                                    ========            =======          =======           ======          =======

* We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these executed sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments in the preceding table.


         Our expected principal cash requirements for the remainder of 2003 are:
(i) capital expenditures between $1.0 and $1.5 million, primarily for computer and software equipment, (ii) working capital requirements, (iii) net payments on operating leases of approximately $1.0 million, and (iv) payment of accrued restructuring expenses of approximately $0.2 million. We believe there is sufficient cash on hand to meet these cash requirements, as well as its cash requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since December 31, 2002. See the Company's Annual Report on Form 10-K, as amended.

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

                           PART II. OTHER INFORMATION


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's future financial position, revenue and expense projections, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in statements set forth under "Cautionary Statements" in our Annual Report on Form 10-K, as amended, as well as other factors such as, for example: the risks associated with lower customer demand in a weak economy; increased competition within the network management software industry; the effects of recently-implemented cost reductions on the Company's business; transitional inefficiencies that may arise during the Company's implementation of recently-announced reorganization plans; and the management challenges of implementing those plans while attempting to maintain employee motivation and effectiveness. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these Cautionary Statements, the other example factors listed in the previous sentence, and such other statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed with this Quarterly Report.

    Exhibit 10.1 Executive Employment Agreement entered into effective December 31, 2002, between the Company and David S. Flame

    Exhibit 10.2 Change of Control Agreement entered into effective December 31, 2002, between the Company and David S. Flame

    Exhibit 10.3* Nonqualified Stock Option Agreement dated January 8, 2003, between the Company and David S. Flame, granting an option to purchase up to 200,000 shares of the Company's common stock at an exercise price of $1.395 per share

    Exhibit 99.1 Certification of the Company's Chief Executive Officer, Eric J. Pulaski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification of the Company's Chief Financial Officer, Edward L. Pierce, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    * Incorporated by reference to the form of agreement filed as Exhibit 10.2 to the Company's report on Form 10-Q filed September 30, 2002).

(b) Reports on Form 8-K.

    In a Report on Form 8-K dated February 3, 2003, the Company reported it had issued a press release announcing (i) financial results for the quarter and year ended December 31, 2002, (ii) the appointment of Robert D. Repass as a member of the Board of Directors, (iii) the Company's current estimates of revenues and earnings for 2003 and (iv) the Company's upcoming conference call and Webcast.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BINDVIEW DEVELOPMENT CORPORATION


May 15, 2003                     By: /s/  Kevin P. Cohn
                                 -----------------------------------------------
                                          Kevin P. Cohn
                                 Vice President, Controller and Chief Accounting
                                 Officer (Principal Accounting Officer)

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

Date: May 15, 2003


/s/ ERIC J. PULASKI
-------------------------------------------
Eric J. Pulaski
Chairman of the Board, Chief Executive
Officer and President

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

Date: May 15, 2003

/s/ EDWARD L. PIERCE
-------------------------------------------
Edward L. Pierce
Director, Senior Vice President and
Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT NUMBER                              DESCRIPTION
--------------         -----------------------------------------------------
Exhibit 10.1           Executive Employment Agreement entered into effective
                       December 31, 2002, between the Company and David S.
                       Flame

Exhibit 10.2           Change of Control Agreement entered into effective
                       December 31, 2002, between the Company and David S.
                       Flame

Exhibit 99.1           Certification of the Company's Chief Executive
                       Officer, Eric J. Pulaski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2           Certification of the Company's Chief Financial
                       Officer, Edward L. Pierce, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002