Form 10-Q
period 2003-06-30
BINDVIEW DEVELOPMENT CORP
filed 2003-08-13
CIK 1061646

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 4, 2003, the Company had 46,865,976 shares of Common Stock, no par value, outstanding.

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        BINDVIEW DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        JUNE 30,        DECEMBER 31,
                           ASSETS                                         2003              2002
                                                                       -----------      ------------
                                                                       (UNAUDITED)
Current assets:
     Cash and cash equivalents                                         $   37,657       $   37,760
     Accounts receivable, net of allowance of $1,041 and $1,237             7,800           11,199
     Other                                                                  1,250            2,052
                                                                       ----------       ----------
          Total current assets                                             46,707           51,011
     Property and equipment, net                                            6,623            7,816
     Other                                                                  4,743            4,729
                                                                       ----------       ----------
                 Total assets                                          $   58,073       $   63,556
                                                                       ==========       ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $    1,268       $    1,990
     Accrued liabilities                                                    6,257            6,341
     Accrued compensation                                                   2,570            3,907
     Deferred revenues                                                     13,608           12,464
                                                                       ----------       ----------
          Total current liabilities                                        23,703           24,702

Deferred revenues                                                           1,605            2,213
Other liabilities                                                           1,126            1,215

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $0.01 par value, 20,000 shares authorized, none issued
     Common stock, no par value, 100,000 shares authorized, 46,651
       and 46,278 shares issued and outstanding                                 1                1
     Additional paid-in capital                                           104,697          104,332
     Notes receivable from shareholders                                      (665)            (892)
     Accumulated deficit                                                  (73,242)         (68,398)
     Accumulated other comprehensive income                                   848              383
                                                                       ----------       ----------
           Total shareholders' equity                                      31,639           35,426
                                                                       ----------       ----------
                 Total liabilities and shareholders' equity            $   58,073       $   63,556
                                                                       ==========       ==========

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS                  SIX MONTHS
                                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                                               ------------------------      -------------------------
                                                                  2003           2002            2003          2002
                                                               ---------      ---------       ---------     ----------
          Revenues:
             Licenses                                          $   7,394      $   7,623       $  12,590      $  17,165
             Services                                              7,921          7,380          15,772         14,643
                                                               ---------      ---------       ---------     ----------
                                                                  15,315         15,003          28,362         31,808
                                                               ---------      ---------       ---------     ----------
          Cost of revenues:
             Licenses                                                 95             93             211            249
             Services                                              1,705          1,358           3,137          2,928
                                                               ---------      ---------       ---------     ----------
                                                                   1,800          1,451           3,348          3,177
                                                               ---------      ---------       ---------     ----------
          Gross profit                                            13,515         13,552          25,014         28,631

          Operating costs and expenses:
             Sales and marketing                                   9,269          9,515          17,027         19,878
             Research and development                              4,567          4,949           8,802          9,968
             General and administrative                            1,956          1,909           3,733          3,818
             Restructuring                                            --             --             549             --
                                                               ---------      ---------       ---------     ----------

          Operating loss                                          (2,277)        (2,821)         (5,097)        (5,033)
          Other income                                               134            146             253          1,705
                                                               ---------      ---------       ---------     ----------

          Loss before income taxes                                (2,143)        (2,675)         (4,844)        (3,328)
          Provision for income taxes                                  --         19,791              --         19,562
                                                               ---------      ---------       ---------     ----------
          Net loss                                             $  (2,143)     $ (22,466)      $  (4,844)    $  (22,890)
                                                               =========      =========       =========     ==========

          Loss per common share - basic and
             diluted                                           $   (0.05)     $   (0.43)      $   (0.10)    $    (0.44)
                                                               =========      =========       =========     ==========

          Reconciliation of net loss to comprehensive loss:
             Net loss                                          $  (2,143)     $ (22,466)      $  (4,844)    $  (22,890)
             Gain (loss) from currency translation                   276            508             465            (26)
                                                               ---------      ---------       ---------     ----------
             Comprehensive loss                                $  (1,867)     $ (21,958)      $  (4,379)    $  (22,916)
                                                               =========      =========       =========     ==========

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                 --------------------------
                                                                    2003            2002
                                                                 ----------      ----------
Cash flows from operating activities:
     Net loss                                                    $   (4,844)     $ (22,890)
     Adjustments to reconcile net loss to net cash
       from operating activities:
          Depreciation and amortization                               1,894           2,205
          Deferred income tax expense                                    --          19,562
          Other                                                         148              48
          Changes in operating assets and liabilities:
               Accounts receivable                                    3,464           1,910
               Other assets                                             817             186
               Accounts payable                                        (739)          1,516
               Accrued liabilities                                   (1,466)         (2,036)
               Deferred revenues                                        540           1,371
                                                                 ----------      ----------
                    Net cash  provided by (used in) operating
                      activities                                       (186)          1,872
                                                                 ----------      ----------
Cash flows from investing activities:
     Capital expenditures                                              (688)         (2,086)
     Net proceeds from maturity of investments                           --           3,253
     Other                                                               --              25
                                                                 ----------      ----------
                    Net cash provided by (used in) investing
                      activities                                       (688)          1,192
                                                                 ----------      ----------
Cash flows from financing activities:
     Repurchase of common stock                                          --             (40)
     Net proceeds from sale of common stock under ESPP                  366             374
                                                                 ----------      ----------
                    Net cash provided by financing activities           366             334

Effect of exchange rate changes on cash                                 405             473
                                                                 ----------      ----------
Net increase (decrease) in cash and cash equivalents                   (103)          3,871
Cash and cash equivalents at beginning of year                       37,760          39,791
                                                                 ----------      ----------
Cash and cash equivalents at end of period                       $   37,657      $   43,662
                                                                 ==========      ==========

Non-cash financing and investing activities:
  Reduction of shareholder note in lieu of guaranteed bonus      $      226      $      261

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


2.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                               THREE MONTHS                       SIX MONTHS
                                                              ENDED JUNE 30,                    ENDED JUNE 30,

                                                         -------------------------         ------------------------
                                                           2003             2002             2003            2002
                                                         --------         --------         --------        --------
            Numerator:
               Net loss - numerator for
                   loss per share - basic and
                   diluted                               $ (2,143)        $(22,466)        $ (4,844)       $(22,890)
                                                         ========         ========         ========        ========
            Denominator:
               Denominator for basic loss per
                 share - weighted-average shares           46,371           51,719           46,305          51,653

               Effect of dilutive securities                   --               --               --              --
                                                         --------         --------         --------        --------
                    Total diluted shares                   46,371           51,719           46,305          51,653
                                                         ========         ========         ========        ========

            Loss per common share - basic and
               diluted                                   $  (0.05)        $  (0.43)        $  (0.10)       $  (0.44)
                                                         ========         ========         ========        ========

         Options and warrants to purchase 9.0 million shares of common stock for the three and six months ended June 30, 2003 and 9.8 million shares of common stock for the three and six months ended June 30, 2002 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

3.       STOCK BASED COMPENSATION

         The Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common shares at the date of the grant over the amount an employee must pay to acquire the common shares. The Company generally grants options at prices equal to the market price of common shares on the date of the grant. However, if options are granted at a price below fair market value, compensation expense is recorded in accordance with the provisions of APB 25. Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using tabular presentation as presented below. This table illustrates the effect on net loss and loss per share (in thousands, except per share amounts) as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                  THREE MONTHS                          SIX MONTHS
                                                 ENDED JUNE 30,                        ENDED JUNE 30,
                                        -------------------------------      ------------------------------
                                            2003               2002              2003               2002
                                        ------------       ------------      ------------       -----------
Net loss as reported                    $     (2,143)      $    (22,466)     $     (4,844)      $   (22,890)
Total stock-based employee
compensation expense determined under
fair value method for all awards, net
of related tax effects                        (1,529)            (1,866)           (2,970)           (3,732)
                                        -------------      -------------      -----------      -------------
Pro forma net loss                      $     (3,672)      $    (24,332)     $     (7,814)     $    (26,622)
                                        ============       ============      ============      =============
Loss per common share (basic and diluted):
- As reported                           $      (0.05)      $      (0.43)     $      (0.10)     $      (0.44)
- Pro forma                             $      (0.08)      $      (0.47)     $      (0.17)     $      (0.52)

4.       RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

         In January 2003, the Company approved a sales and marketing reorganization plan (the "2003 Restructuring Plan"). The cost of this plan totaled approximately $0.6 million and consisted primarily of (i) involuntary employee separation for approximately 20 employees (a reduction in workforce of approximately 4 percent), (ii) closing the Company's Netherlands sales office, and (iii) reserves for leasehold abandonment.

         The 2003 Restructuring Plan activity from December 31, 2002 to June 30, 2003 was as follows (in thousands):

                                                 RESTRUCTURING          CASH         REMAINING ACCRUAL
                                                   CHARGES          EXPENDITURES         6/30/2003
                                                 -------------      ------------     -----------------
        Employee severance.....................   $    442          $   (430)            $    12
        Lease commitments......................         27               (10)                 17
        Office closure costs...................         80               (80)                 --
                                                  --------          --------             -------
                                                  $    549          $   (520)            $    29
                                                  ========          ========             =======

         The Company expects all actions under the 2003 Restructuring Plan to be completed by September 2003.

         In July 2002, the Company approved a restructuring plan to improve operating efficiency and improve sales and marketing productivity (the "2002 Restructuring Plan"). The cost of this plan totaled approximately $1.9 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing the Company's Boston development center and certain European sales offices,
(iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts.

         The 2002 Restructuring Plan activity from December 31, 2002 to June 30, 2003 was as follows (in thousands):

                                                   REMAINING                            REMAINING
                                                    ACCRUAL             CASH             ACCRUAL
                                                  12/31/2002        EXPENDITURES        6/30/2003
                                                  ----------        ------------        ---------
                    Employee severance.........   $    238          $   (150)            $    88
                    Lease commitments..........        944              (243)                701
                                                  --------          --------             -------
                                                  $  1,182          $   (393)            $   789
                                                  ========          ========             =======

         In 2001, we completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability. The cost of this plan totaled approximately $7.7 million and consisted primarily of:
(i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of our Boston and Arlington development centers and certain of our European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. At December 31, 2002, the remaining accrual totaled $1.4 million, which related to an accrual for lease commitments. During the six months ended June 30, 2003, approximately $74 thousand was charged against that accrual.


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

         On May 31, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. For public companies, SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

         The Company does not expect the impact of adoption of these pronouncements to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in the "Cautionary Statements" set forth in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, as well as other factors, such as: the risks associated with lower customer demand in a weak economy; increased competition within the network management software industry; the effects of recently-implemented cost reductions on the Company's business; transitional inefficiencies that may arise during the Company's implementation of recently-announced reorganization plans; and the management challenges of implementing those plans while attempting to maintain employee motivation and effectiveness. The following discussion should be read in conjunction with the Company's consolidated financial statements included with this report and our consolidated financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 included in our Annual Report on Form 10-K, as amended.

OVERVIEW

    See discussion under Item 1, "General" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 for an overview of our business.

CRITICAL ACCOUNTING POLICIES

         There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2003 compared to those disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, as amended, for the year ended December 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002

         REVENUES. Revenues for the current quarter were $15.3 million compared with $15.0 million for the second quarter of 2002. This improvement reflected higher services revenues, partially offset by a modest decline in license revenue. Service revenues for the quarter increased 7.3 percent to $7.9 million, from $7.4 million for the second quarter 2002. The increase in services revenues was primarily due to high maintenance renewal rates and an increase in professional services revenues. License revenues for the quarter were $7.4 million, compared with $7.6 million for the second quarter of 2002. This modest decline in license revenue was primarily due to the deferral of certain large transactions due to customer budget and spending sensitivities. License revenues for the quarter were up 42 percent over the first quarter of 2003 reflecting the benefits of a more robust working sales pipeline at the beginning of the quarter and an increase in the number of large transactions closed during the quarter.

         During the three months ended June 30, 2003, we closed 18 transactions over $130 thousand, having an average sales price of $310 thousand, compared with 16 transactions over $130 thousand in the second quarter of 2002, having an average sales price of $232 thousand. During the current quarter, we closed 4 transactions over $400 thousand whereas in the preceding quarter we did not close a single transaction over that amount.

         During the second quarter of 2003, revenues from our products for Microsoft-based platforms totaled $10.4 million, a increase of 7 percent over the second quarter of 2002. Revenues from these products accounted for approximately 68 percent of total revenues in the current quarter, up from 65 percent of total revenues for the same quarter in the prior year. Revenues from our products for Novell-based platforms for the current quarter were $2.9 million, or 19 percent of total revenues, compared with 3.7 million in the second quarter of 2002, or 25 percent of total revenues. Revenues from these products have been declining over the past year, reflecting both the maturity and our penetration of the Novell market. We expect revenues from our software products on Microsoft-based platforms will continue to grow as a percentage of total revenues.

         Sales of our security focused bv-Control product line accounted for approximately 77 percent of our license revenue in the current quarter compared with 76 percent in the second quarter of 2002. Sales of our system administration focused bv-Admin product line accounted for approximately 23 percent of our license revenue in the first quarter of 2003 compared with 24 percent in the second quarter of 2002.

         No customer accounted for more than 10 percent of our revenues in the second quarter of 2003 or 2002. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 16 percent of total revenues in the current quarter compared with 13 percent in the second quarter of 2002.

         GROSS PROFIT. Gross profit for the current quarter totaled $13.5 million, down slightly from $13.6 million in the second quarter of 2002. Gross margin for the current quarter was 88.2 percent compared with 90.3 percent in the second quarter of 2002. The decrease in gross margin related to a shift in business mix toward services revenues, which have a lower gross margin than license revenues. Additionally, the cost of services has increased as a result of increases in the cost of technical support staff servicing our growing customer base.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the current quarter totaled $15.8 million, down from $16.4 million for the second quarter of 2002. Total operating costs for the current quarter reflect the benefits of our expense reduction plans and improved operating efficiency.

         Sales and marketing expenses for the current quarter were $9.3 million, down from $9.5 million for the second quarter of 2002. The reduction in sales and marketing expenses primarily relates to actions taken to improve sales efficiency and marketing effectiveness during the first quarter of 2003. We expect sales and marketing expenses as a percentage of revenues to be lower in the second half of 2003 due to anticipated revenue growth.

         Research and development expenses for the current quarter were $4.6 million, down from $4.9 million for the second quarter of 2002. This decrease primarily related to the transferring of development responsibilities for certain of our legacy products from Houston, Texas to our lower cost development center in Pune, India which we expect to continue to leverage in the future. As a result of this initiative and anticipated revenue growth, we expect future research and development expenses to decrease as a percentage of revenues.

         General and administrative expenses for the current quarter were $2.0 million, up from $1.9 million for the second quarter of 2002. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

         In January 2003, the Company approved a sales and marketing reorganization plan (the "2003 Restructuring Plan"). The cost of this plan totaled approximately $0.6 million and consisted primarily of (i) involuntary employee separation for approximately 20 employees (a reduction in workforce of approximately 4 percent), (ii) closing the Company's Netherlands sales office, and (iii) reserves for leasehold abandonment.

         The 2003 Restructuring Plan activity from December 31, 2002 to June 30, 2003 was as follows (in thousands):

                                                 RESTRUCTURING          CASH         REMAINING ACCRUAL
                                                    CHARGES         EXPENDITURES         6/30/2003
                                                 -------------      ------------     -----------------
        Employee severance.....................   $    442           $  (430)            $   12
        Lease commitments......................         27               (10)                17
        Office closure costs...................         80               (80)                --
                                                  --------           -------             ------
                                                  $    549           $ ( 520)            $   29
                                                  ========           =======             ======

         The Company expects all actions under the 2003 Restructuring Plan to be completed by September 2003.

         In July 2002, the Company approved a restructuring plan to improve operating efficiency and improve sales and marketing productivity (the "2002 Restructuring Plan"). The cost of this plan totaled approximately $1.9 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing the Company's Boston development center and certain European sales offices,
(iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts.

         The 2002 Restructuring Plan activity from December 31, 2002 to June 30, 2003 was as follows (in thousands):

                                                   REMAINING                            REMAINING
                                                    ACCRUAL             CASH             ACCRUAL
                                                  12/31/2002        EXPENDITURES        6/30/2003
                                                 -----------        ------------        ---------
        Employee severance.....................   $    238           $  (150)           $     88
        Lease commitments......................        944              (243)                701
                                                  --------           -------            --------
                                                  $  1,182           $  (393)           $    789
                                                  ========           =======            ========

         In 2001, we completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability. The cost of this plan totaled approximately $7.7 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of our Boston and Arlington development centers and certain of our European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. At December 31, 2002, the remaining accrual totaled $1.4 million, which related to an accrual for lease commitments. During the six months ended June 30, 2003, approximately $74 thousand was charged against that accrual.

         PROVISION FOR INCOME TAXES. We provided a full valuation allowance against the deferred tax assets of $19.8 million in the second quarter of 2002. As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", we continued our assessments of the realization of our deferred tax assets and as a result, concluded that a full valuation allowance was appropriate at June 30, 2002. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with our pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

         NET LOSS. Due to the factors described above, net loss for the quarter ended June 30, 2003 was $2.1 million compared with $22.5 million for the quarter ended June 30, 2002.

         OUTLOOK. We expect revenues to exceed $67 million for the full year 2003, which would be an increase over revenues generated in 2002. We anticipate that revenues for both the third and fourth quarters of 2003 will increase compared with the corresponding quarters in 2002 and total at least $39 million. We believe our ability to achieve our revenue expectations is dependent upon a number of factors including execution of large transactions within our sales pipeline, which we believe to be sufficient for accomplishing our financial goals for the year. Operating income for the second half of 2003 is anticipated to range between $2.7 million and $2.9 million and net income to range between $2.9 million and $3.1 million, or between $0.06 and $0.07 per share.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002

         REVENUES. Revenues for the first six months of 2003 decreased 10.8 percent to $28.4 million, from $31.8 million for the first six months of 2002. The year-over-year decline related to the decrease in license sales, partially offset by increased services revenues. License revenues for the first six months of 2003 were $12.6 million compared with $17.2 million in the first six months of 2002. This decline was due to: (i) fewer large transactions being closed during the first six months of 2003, (ii) customer budget and spending sensitivities, which we believe were driven by the weak economic outlook, and
(iii) the effects of major organizational and go-to-market changes in sales and marketing that took place during the first quarter of 2003. Service revenues increased to $15.8 million, from $14.6 million for the first six months of 2002. The increase in services revenues was primarily due to high maintenance renewal rates and an increase in professional services revenues.

         During the six months ended June 30, 2003, we closed 30 transactions over $130 thousand, having an average sales price of $278 thousand, compared with 33 transactions over $130 thousand during the six months ended June 30, 2002, having an average sales price of $304 thousand.

         GROSS PROFIT. Gross profit for the first six months of 2003 totaled $25.0 million, which was down from $28.6 million in the first six months of 2002 primarily as a result of the decline in license revenues. Gross margin for the first six months of 2003 was 88.2 percent compared with 90.0 percent in the first six months of 2002. The decrease in gross profit and gross margin related to the decline in license revenues noted above.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2003 totaled $30.1 million, down from $33.7 million for the six months ended June 30, 2002. The reduction in total operating costs reflect the benefits of our expense reduction plans and improved operating efficiency.

         Sales and marketing expenses for the six months ended June 30, 2003 were $17.0 million, down from $19.9 million for the six months ended June 30, 2002 primarily related to actions taken to improve sales efficiency and marketing effectiveness and lower commissions and incentive based compensation. We expect sales and marketing expenses as a percentage of revenues to be lower in the second half of 2003 due to anticipated revenue growth.

         Research and development expenses for the six months ended June 30, 2003 were $8.8 million, down from $10.0 million for the six months ended June 30, 2002. This decrease primarily related to the transferring of development responsibilities for certain of our legacy products from Houston, Texas to our lower cost development center in Pune, India which we expect to continue to leverage in the future. As a result of this initiative and anticipated revenue growth, we expect future research and development expenses to decrease as a percentage of revenues.

         General and administrative expenses for the six months ended June 30, 2003 were $3.7 million, down from $3.8 million for the six months ended June 30, 2002. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

         In January 2003, the Company approved a sales and marketing reorganization plan (the "2003 Restructuring Plan"). The cost of this plan totaled approximately $0.6 million and consisted primarily of (i) involuntary employee separation for approximately 20 employees (a reduction in workforce of approximately 4 percent), (ii) closing the Company's Netherlands sales office, and (iii) reserves for leasehold abandonment.

         The 2003 Restructuring Plan activity from December 31, 2002 to June 30, 2003 was as follows (in thousands):

                                                RESTRUCTURING          CASH         REMAINING ACCRUAL
                                                   CHARGES         EXPENDITURES         6/30/2003
                                                -------------      ------------     -----------------
        Employee severance.....................   $    442           $  (430)            $   12
        Lease commitments......................         27               (10)                17
        Office closure costs...................         80               (80)                --
                                                  --------           -------             ------
                                                  $    549           $  (520)            $   29
                                                  ========           =======             ======

         The Company expects all actions under the 2003 Restructuring Plan to be completed by September 2003.

         In July 2002, the Company approved a restructuring plan to improve operating efficiency and improve sales and marketing productivity (the "2002 Restructuring Plan"). The cost of this plan totaled approximately $1.9 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing the Company's Boston development center and certain European sales offices,
(iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts.

         The 2002 Restructuring Plan activity from December 31, 2002 to June 30, 2003 was as follows (in thousands):

                                                   REMAINING                            REMAINING
                                                    ACCRUAL             CASH             ACCRUAL
                                                  12/31/2002        EXPENDITURES        6/30/2003
                                                 -----------        ------------        ---------
        Employee severance.....................   $  238             $  (150)            $   88
        Lease commitments......................      944                (243)               701
                                                  ------             -------             ------
                                                  $1,182             $  (393)            $  789
                                                  ======             =======             ======

         In 2001, we completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability. The cost of this plan totaled approximately $7.7 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of our Boston and Arlington development centers and certain of our European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. At December 31, 2002, the remaining accrual totaled $1.4 million, which related to an accrual for lease commitments. During the six months ended June 30, 2003, approximately $74 thousand was charged against that accrual.

         OTHER INCOME. Other income totaled $0.3 million and $1.7 million for the six months ended June 30, 2003 and 2002, respectively. In 2002, other income was primarily comprised of a receipt of a $1.3 million settlement in the first quarter of 2002 of a business interruption claim related to flooding that occurred in June 2001.

         PROVISION FOR INCOME TAXES. We provided a full valuation allowance against the deferred tax assets of $19.6 million during the six months ended June 30, 2002. As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", we continued our assessments of the realization of our deferred tax assets and as a result, concluded that a full valuation allowance was appropriate at June 30, 2002. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with our pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

         NET LOSS. Due to the factors described above, net loss for the first six months ended June 30, 2003 was $4.8 million compared with $22.9 million for the first six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

         We had cash, cash equivalents and short-term investments of $37.7 million at June 30, 2003 compared with $37.8 million at December 31, 2002.

         Cash flows provided by (used in) operating activities were $(0.2) million in the first six months of 2003 compared with $1.9 million in the first six months of 2002. The decrease in cash provided by operating activities in 2003 was due to: (i) receipt of a $1.3 million settlement in the first quarter of 2002 of a business interruption claim related to flooding that occurred in June 2001 and (ii) an increase in our operating loss during the first six months of 2003 compared to the first six months of 2002.

         Cash flows provided by (used in) investing activities were $(0.7) million in the first six months of 2003 compared with $1.2 million in the first six months of 2002. The change in cash flows associated with investing activities primarily related to a reduction in proceeds generated from the maturity of investments of $3.3 million. This decrease was partially offset by lower capital expenditures. Capital expenditures for the first six months of 2003 were $0.7 million compared with $2.1 million for the first six months of 2002. Capital expenditures for the first six months of 2002 reflected investments in excess of $1.0 million in our customer relationship management systems made in order to enhance sales force efficiency.

         Cash flows provided by financing activities were $0.4 million in the first six months of 2003 compared with $0.3 million in the first six months of 2002. Cash provided by financing activities during the first six months of

2003 and 2002 was the result of $0.4 million in cash provided primarily by employee purchases of common stock through our Employee Stock Purchase Plan. The cash provided by financing activities for the first six months of 2002 was partially offset by the use of $0.1 million in cash to repurchase 0.1 million shares of our common stock.

         We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The contractual obligations under these lease commitments were comprised of the following as of June 30, 2003:

   CONTRACTUAL OBLIGATION                TOTAL           2003          2004 -- 2006     2007 - 2008     2009 AND BEYOND
   ----------------------                -----           ----          ------------     -----------    ----------------
 Operating leases...................   $ 33,143       $   892          $  11,769         $   8,929        $  11,553
 Sub-leasing arrangements*..........     (1,106)         (543)              (563)               --               --
                                       --------       -------          ---------         ---------        ---------
                                       $ 32,037       $   349          $  11,206         $   8,929        $  11,553
                                       ========       =======          =========         =========        =========

* We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these sub-lease arrangements have been taken into account when deriving expected cash outflows on operating lease commitments.

         Our expected principal cash requirements for the remainder of 2003 are:
(i) capital expenditures between $1.0 and $1.5 million, primarily for computer and software equipment, (ii) working capital requirements, and (iii) net payments on operating leases of approximately $0.4 million. We believe there is sufficient cash on hand to meet these cash requirements, as well as our cash requirements for the foreseeable future.

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

    In November 2002 the Company's Board of Directors approved a voluntary option exchange program whereby employees (except senior management) with options having existing exercise prices of $3.00 and above could surrender those options for a lesser number of new options to be issued by the Company at least six months and one day from the date of surrender. In May and June of 2003, the Company made certain filings with the Securities and Exchange Commission to comply with the position of the Division of Corporation Finance of the Securities and Exchange Commission that compensatory exchange offers such as the exchange offering are subject to the issuer tender offer rules of the Securities and Exchange Commission. On July 21, 2003, eligible employees were granted their new options pursuant to the exchange offer to purchase approximately 259,108 shares of common stock in exchange for qualifying old options. The last reported sale price of the Company's common stock on July 21, 2003, the date the new options were granted, was $2.07 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 31.1 Certification of Principal Executive Officer required by rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 31.2 Certification of Principal Financial Officer required by rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.1 Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.2 Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

    In a Report on Form 8-K dated May 8, 2003, the Company reported it had issued a press release announcing financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BINDVIEW DEVELOPMENT CORPORATION


August 12, 2003                    By: /s/ Kevin P. Cohn
                                       ----------------------------------------
                                       Kevin P. Cohn
                                       Vice President, Controller and Chief
                                       Accounting Officer (Principal Accounting
                                       Officer)

                                INDEX TO EXHIBIT


EXHIBIT NO.         DESCRIPTION
-----------         -----------

   31.1 Certification of Principal Executive Officer required by rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Principal Financial Officer required by rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002