Form 10-Q
period 2003-09-30
BINDVIEW DEVELOPMENT CORP
filed 2003-11-14
CIK 1061646

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ________ TO _______

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

As of November 11, 2003, the Company had 46,973,814 shares of Common Stock, no par value, outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            SEPTEMBER 30,     DECEMBER 31,
                               ASSETS                                           2003              2002
                                                                           --------------    --------------
                                                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents                                             $       35,194    $       37,760
     Accounts receivable, net of allowance of $1,034 and $1,237                     7,791            11,199
     Other                                                                          2,300             2,052
                                                                           --------------    --------------
          Total current assets                                                     45,285            51,011
Property and equipment, net                                                         6,578             7,816
Investments and other                                                               4,728             4,729
                                                                           --------------    --------------
                 Total assets                                              $       56,591    $       63,556
                                                                           ==============    ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $        1,199    $        1,990
     Accrued liabilities                                                            6,110             6,341
     Accrued compensation                                                           3,065             3,907
     Deferred revenues                                                             12,592            12,464
                                                                           --------------    --------------
          Total current liabilities                                                22,966            24,702

Deferred revenues                                                                   1,831             2,213
Other liabilities                                                                     950             1,215

Commitments and contingencies

Shareholders' equity:
     Common stock, no par value, 100,000 shares authorized, 46,921
         and 46,278 shares issued and outstanding                                       1                 1
     Additional paid-in capital                                                   105,013           104,332
     Accumulated deficit                                                          (74,388)          (68,398)
     Notes receivable from shareholder                                               (601)             (892)
     Accumulated other comprehensive income                                           819               383
                                                                           --------------    --------------
           Total shareholders' equity                                              30,844            35,426
                                                                           --------------    --------------
                 Total liabilities and shareholders' equity                $       56,591    $       63,556
                                                                           ==============    ==============








            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS                     NINE MONTHS
                                                                 ENDED                            ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                       ---------------------------    ----------------------------
                                                           2003            2002            2003            2002
                                                       ------------    ------------    ------------    ------------
Revenues:
   Licenses                                            $      7,352    $      8,455    $     19,942    $     25,620
   Services                                                   8,199           7,489          23,971          22,132
                                                       ------------    ------------    ------------    ------------
                                                             15,551          15,944          43,913          47,752
                                                       ------------    ------------    ------------    ------------

Cost of revenues:
   Licenses                                                     138             137             349             387
   Services                                                   1,955           1,439           5,092           4,367
                                                       ------------    ------------    ------------    ------------
                                                              2,093           1,576           5,441           4,754
                                                       ------------    ------------    ------------    ------------

Gross profit                                                 13,458          14,368          38,472          42,998

Operating costs and expenses:
   Sales and marketing                                        8,269           8,732          25,296          28,608
   Research and development                                   4,563           4,951          13,365          14,920
   General and administrative                                 1,867           1,950           5,600           5,768
   Asset impairment                                              --             276              --             276
   Restructuring                                                 --           1,608             549           1,608
                                                       ------------    ------------    ------------    ------------
                                                             14,699          17,517          44,810          51,180
                                                       ------------    ------------    ------------    ------------

Operating loss                                               (1,241)         (3,149)         (6,338)         (8,182)

Other income                                                     95             208             348           1,913
                                                       ------------    ------------    ------------    ------------

Loss before income taxes                                     (1,146)         (2,941)         (5,990)         (6,269)
Provision for income taxes                                       --              --              --          19,562
                                                       ------------    ------------    ------------    ------------
Net loss                                               $     (1,146)   $     (2,941)   $     (5,990)   $    (25,831)
                                                       ============    ============    ============    ============

Loss per common share - basic and
   diluted                                             $      (0.02)   $      (0.06)   $      (0.13)   $      (0.50)
                                                       ============    ============    ============    ============

Number of shares used to calculate per
   share amounts, basic and diluted                          46,816          51,050          46,623          51,314
                                                       ============    ============    ============    ============

Reconciliation of net loss to comprehensive loss:
   Net loss                                            $     (1,146)   $     (2,941)   $     (5,990)   $    (25,831)
   Unrealized gain (loss) from currency translation             (29)            125             436              99
                                                       ------------    ------------    ------------    ------------
   Comprehensive loss                                  $     (1,175)   $     (2,816)   $     (5,554)   $    (25,732)
                                                       ============    ============    ============    ============










            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            --------------------------------
                                                                                 2003              2002
                                                                            --------------    --------------
Cash flows from operating activities:
     Net loss                                                               $       (5,990)   $      (25,831)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                                              2,759             3,108
          Accrued stock compensation                                                    79                --
          Asset impairment                                                              --               276
          Deferred income tax expense                                                   --            19,562
          Other                                                                         --                48
          Changes in operating assets and liabilities:
               Accounts receivable                                                   3,498               870
               Other assets                                                           (201)             (912)
               Accounts payable                                                       (821)              565
               Accrued liabilities                                                  (1,163)                6
               Deferred revenues                                                      (277)              803
                                                                            --------------    --------------
                    Net cash used in operating activities                           (2,116)           (1,505)
                                                                            --------------    --------------

Cash flows from investing activities:
     Capital expenditures                                                           (1,506)           (2,643)
     Net proceeds from maturity of investments                                          --             3,253
     Other                                                                              --                40
                                                                            --------------    --------------
                    Net cash (used in) provided by investing activities             (1,506)              650
                                                                            --------------    --------------

Cash flows from financing activities:
     Repurchase of common stock                                                         --            (1,765)
     Net proceeds from sale of common stock                                            681               561
                                                                            --------------    --------------
                    Net cash provided by (used in) financing activities                681            (1,204)

Effect of exchange rate changes on cash                                                375               524
                                                                            --------------    --------------
Net decrease in cash and cash equivalents                                           (2,566)           (1,535)
Cash and cash equivalents at beginning of year                                      37,760            39,791
                                                                            --------------    --------------
Cash and cash equivalents at end of period                                  $       35,194    $       38,256
                                                                            ==============    ==============

Non-cash financing and investing activities:
  Reduction of shareholder note in lieu of guaranteed bonus                 $          292    $          326






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


2.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                          THREE MONTHS                        NINE MONTHS
                                                             ENDED                               ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                 --------------------------------    --------------------------------
                                                     2003               2002              2003             2002
                                                 --------------    --------------    --------------    --------------
Numerator:
   Net loss - numerator for
       loss per share - basic and
       diluted                                   $       (1,146)   $       (2,941)   $       (5,990)   $      (25,831)
                                                 ==============    ==============    ==============    ==============

Denominator:
   Denominator for basic loss per
     share - weighted-average shares                     46,816            51,050            46,623            51,314

   Effect of dilutive securities                             --                --                --                --
                                                 --------------    --------------    --------------    --------------
        Total diluted shares                             46,816            51,050            46,623            51,314
                                                 ==============    ==============    ==============    ==============

Loss per common share - basic and
   diluted                                       $        (0.02)   $        (0.06)   $        (0.13)   $        (0.50)
                                                 ==============    ==============    ==============    ==============


         Options and warrants to purchase 9.7 million shares of common stock for the three and nine months ended September 30, 2003 and 8.7 million shares of common stock for the three and nine months ended September 30, 2002 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

3.       STOCK BASED COMPENSATION

         The Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common shares at the date of the grant over the amount an employee must pay to acquire the common shares. The Company generally grants options at prices equal to the market price of common shares on the date of the grant. However, if options are granted at a price below fair market value, compensation expense is recorded in accordance with the provisions of APB 25. Compensation expense may also be recognized for certain options which are considered variable option grants. Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using tabular presentation as presented below. This table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share amounts):



                                         THREE MONTHS            NINE MONTHS
                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                     ---------------------   ---------------------
                                        2003        2002        2003        2002
                                     ---------   ---------   ---------   ---------
Net loss as reported                 $  (1,146)  $  (2,941)  $  (5,990)  $ (25,831)
Add: Stock-based employee
compensation expense included in
reported net loss, net of related
tax effects                                 79          --          79          --
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects      (1,674)     (2,041)     (4,669)     (5,933)
                                     ---------   ---------   ---------   ---------
Pro forma net loss                   $  (2,741)  $  (4,982)  $ (10,580)  $ (31,764)
                                     =========   =========   =========   =========
Loss per common share (basic and
diluted):
- As reported                        $   (0.02)  $   (0.06)  $   (0.13)  $   (0.50)
- Pro forma                          $   (0.06)  $   (0.10)  $   (0.23)  $   (0.62)

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

         The 2003 Restructuring Plan activity from January 1, 2003 to September 30, 2003 was as follows (in thousands):


                                                                     REMAINING
                                RESTRUCTURING          CASH           ACCRUAL
                                   CHARGES        EXPENDITURES       9/30/2003
                               --------------    --------------    --------------
Employee severance .........   $          442    $         (436)   $           6
Lease commitments ..........               27               (13)              14
Office closure costs .......               80               (80)              --
                               --------------    --------------    -------------
                               $          549    $         (529)   $          20
                               ==============    ==============    =============

         The Company expects all actions under the 2003 Restructuring Plan to be completed by December 2003.

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

         The 2002 Restructuring Plan activity from December 31, 2002 to September 30, 2003 was as follows (in thousands):

                             REMAINING                           REMAINING
                              ACCRUAL             CASH            ACCRUAL
                             12/31/2002       EXPENDITURES       9/30/2003
                           --------------    --------------    --------------
Employee severance .....   $          238    $         (194)   $           44
Lease commitments ......              944              (366)              578
                           --------------    --------------    --------------
                           $        1,182    $         (560)   $          622
                           ==============    ==============    ==============

         In 2001, we completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability. The cost of this plan totaled approximately $7.7 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of our Boston and Arlington development centers and certain of our European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. At December 31, 2002, the remaining accrual totaled $1.4 million, which related to an accrual for lease commitments. During the nine months ended September 30, 2003, approximately $0.1 million was charged against that accrual.

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


6.       OPTION EXCHANGE PROGRAM

         In July 2003, the Company completed a voluntary exchange program whereby employees could surrender options to purchase the Company's common stock having an option price of $3.00 or over for a lesser number of new options at a price equal to the market price on the date of issuance. The program was initiated in November 2002 and during 2003, extended in a manner that enabled participants who previously surrendered their options with the opportunity to rescind their participation. Under this program, the Company issued options to purchase 0.3 million shares of common stock in exchange for approximately 0.7 million options which were surrendered by the employees and cancelled by the Company. Additionally, the Company issued annual stock option grants to employees who participated in the exchange program totaling 0.2 million options. For accounting purposes, these options are variable and for the quarter ended September 30, 2003, the company recognized a compensation charge of approximately $0.1 million and at September 30, 2003, had deferred compensation expense related to these options of approximately $0.3 million, which will be amortized over the remaining vesting period of the options. Such amounts will increase or decrease dependent upon the value of the Company's stock until the related option is exercised or expires.

         As part of its annual option awards to employees, the Company also issued options to purchase approximately 0.3 million shares of the Company's common stock to employees who had exercised their rescission right and opted out of the exchange program referred to above. These options were issued in July 2003 at the same option price for employees who received their annual option award earlier in the year. Since the exercise price of these options was lower than the market price of the Company's stock at the date of issuance, the Company will recognize compensation expense of approximately $0.3 million over the four year vesting term, of which $0.1 million was recognized in the quarter ended September 30, 2003.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

CRITICAL ACCOUNTING POLICIES

         There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2003 compared with those disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUES. Revenues for the current quarter were $15.6 million compared with $15.9 million for the third quarter of 2002. The decline in revenues was the result of a decrease in license revenues partially offset by a modest increase in service revenues. License revenues for the quarter were $7.4 million, compared with $8.5 million for the third quarter of 2002. This decline in license revenue was primarily due to lower productivity of certain sales regions and the timing of large transactions. The regions where productivity was lower were those in which significant personnel changes have been made in the last three to four months. The company expects performance of these regions to improve in the fourth quarter and to be on par with its other sales regions in early 2004.

          Service revenues for the quarter increased 9.5 percent to $8.2 million, from $7.5 million for the third quarter of 2002. The increase in services revenues was primarily due to maintenance renewals on an increasing base of licensed customers and an increase in professional services revenues.

         During the quarter, we closed fewer transactions over $130 thousand than the number closed in the third quarter of 2002. We consider transactions over $130 thousand as large and at this level will generally result in license revenues of $100 thousand or more. During the quarter, we closed 19 transactions over $130 thousand, having an average sales price of $284 thousand, compared with 24 transactions over $130 thousand in the third quarter of 2002, having an average sales price of $296 thousand. The fewer number of large transactions was due to the low productivity of certain sales regions and the timing of large transactions mentioned above.

         During the third quarter of 2003, revenues from our products for Microsoft-based platforms totaled $10.1 million, a decrease of 8 percent over the third quarter of 2002. Revenues from these products accounted for approximately 65 percent of total revenues in the current quarter, down from 68 percent of total revenues for the same quarter in the prior year. Revenues from our products for Novell-based platforms for the current quarter were $3.0 million, or 20 percent of total revenues, compared with $3.5 million in the third quarter of 2002, or 22 percent of total revenues.

         Sales of our security focused bv-Control product line accounted for approximately 84 percent of our license revenue in the current quarter compared with 79 percent in the third quarter of 2002. Sales of our system administration focused bv-Admin product line accounted for approximately 16 percent of our license revenue in the third quarter of 2003 compared with 21 percent in the third quarter of 2002.

         No customer accounted for more than 10 percent of our revenues in the third quarter of 2003 or 2002. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 8 percent of total revenues in the current quarter down from 9 percent in the third quarter of 2002.

         GROSS PROFIT. Gross profit for the current quarter totaled $13.5 million, which was down from $14.4 million in the third quarter of 2002. The decrease in gross profit primarily related to the decline in license revenues. Gross margin for the current quarter was 86.5 percent, down from 90.1 percent in the third quarter of 2002. This decline primarily related to a shift in business mix toward services revenues, which have a lower gross margin than license revenues, and an increase in technical support staff to improve the level of support provided to our customer base.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the current quarter totaled $14.7 million, down from $17.5 million for the third quarter of 2002, which included a restructuring and asset impairment charge of $1.9 million. Excluding the $1.9 million charge in the third quarter of 2002, operating costs and expenses were approximately $0.9 million, or 6 percent, lower in the third quarter of 2003 due to improvements in our operating efficiency.

         Sales and marketing expenses for the current quarter were $8.3 million, down from $8.7 million for the third quarter of 2002. The reduction in sales and marketing expenses primarily relates to actions taken to improve sales efficiency and marketing effectiveness during the first quarter of 2003 and lower commissions and incentive based compensation on lower sales volume. We expect sales and marketing expenses as a percentage of revenues to be lower in the fourth quarter of 2003 due to anticipated revenue growth.

         Research and development expenses for the current quarter were $4.6 million, down from $5.0 million for the third quarter of 2002. This decrease primarily related to the transferring of development responsibilities for certain of our legacy products from Houston, Texas to our lower cost development center in Pune, India.

         General and administrative expenses for the current quarter were $1.9 million, down from $2.0 million for the third quarter of 2002. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

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

         The 2003 Restructuring Plan activity from January 1, 2003 to September 30, 2003 was as follows (in thousands):

                                                                     REMAINING
                               RESTRUCTURING          CASH            ACCRUAL
                                  CHARGES         EXPENDITURES       9/30/2003
                               --------------    --------------    --------------
Employee severance .........   $          442    $         (436)   $            6
Lease commitments ..........               27               (13)               14
Office closure costs .......               80               (80)               --
                               --------------    --------------    --------------
                               $          549    $         (529)   $           20
                               ==============    ==============    ==============

         The Company expects all actions under the 2003 Restructuring Plan to be completed by December 2003.

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

         The 2002 Restructuring Plan activity from December 31, 2002 to September 30, 2003 was as follows (in thousands):

                              REMAINING                          REMAINING
                               ACCRUAL            CASH            ACCRUAL
                             12/31/2002       EXPENDITURES       9/30/2003
                           --------------    --------------    -------------
Employee severance .....   $          238    $         (194)   $          44
Lease commitments ......              944              (366)             578
                           --------------    --------------    -------------
                           $        1,182    $         (560)   $         622
                           ==============    ==============    =============

         In 2001, we completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability. The cost of this plan totaled approximately $7.7 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of our Boston and Arlington development centers and certain of our European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices. At December 31, 2002, the remaining accrual totaled $1.4 million, which related to an accrual for lease commitments. During the nine months ended September 30, 2003, approximately $0.1 million was charged against that accrual.

         NET LOSS. Due to the factors described above, net loss for the quarter ended September 30, 2003 was $1.1 million compared with $2.9 million for the quarter ended September 30, 2002.

         OUTLOOK. We expect revenues for the fourth quarter of 2003 to range between $19.5 million and $23.5 million. At these revenue levels, the Company expects to generate positive operating income and cash flows and net income ranging between $0.5 million, or $0.01 per share, and $4.2 million, or $0.09 per share. The Company's ability to achieve or exceed these estimates will depend on continued improvement in the Company's sales execution and the timing of large transactions currently in the working sales pipeline.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUES. Revenues for the first nine months of 2003 decreased 8.0 percent to $43.9 million, from $47.8 million for the first nine months of 2002. The year-over-year decline related to the decrease in license sales, partially offset by increased services revenues. License revenues for the first nine months of 2003 were $19.9 million compared with $25.6 million in the first nine months of 2002. This decline was due to: (i) lower overall sales efficiency particularly in the first quarter due to the effects of major organizational and go-to-market changes in our sales department, (ii) fewer large transactions being closed during the first nine months of 2003, and (iii) customer budget and spending sensitivities, which we believe were driven by the weak economic outlook.

         Service revenues increased to $24.0 million, from $22.1 million for the first nine months of 2002. The increase in services revenues was primarily due to maintenance renewals on an increasing base of licensed customers and an increase in professional services revenues.

         During the nine months ended September 30, 2003, we closed 49 transactions over $130 thousand, having an average sales price of $280 thousand, compared with 57 transactions over $130 thousand during the nine months ended September 30, 2002, having an average sales price of $301 thousand. The fewer number of large transactions was due to the low productivity of certain sales regions and the timing of large transactions mentioned above.

         GROSS PROFIT. Gross profit for the first nine months of 2003 totaled $38.5 million, which was down from $43.0 million in the first nine months of 2002. The decrease in gross profit primarily related to the decline in license revenues. Gross margin for the first nine months was 87.6 percent, down from
90.0 percent in the first nine months of 2002. This decline primarily related to a shift in business mix toward services revenues, which have a lower gross margin than license revenues and an increase in technical support staff to improve the level of support provided to our customer base.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the first nine months of 2003 totaled $44.8 million, down from $51.2 million for the first nine months of 2002. Excluding the restructuring charge of $0.5 million in 2003 and the restructuring and asset impairment charge of $1.9 million in 2002, operating costs and expenses were approximately $5.0 million, or 10 percent, lower for the first nine months of 2003 due to improvements in our operating efficiency.

         Sales and marketing expenses for the nine months ended September 30, 2003 were $25.3 million, down from $28.6 million for the nine months ended September 30, 2002 primarily related to actions taken to improve sales efficiency and marketing effectiveness and lower commissions and incentive based compensation. We expect sales and marketing expenses as a percentage of revenues to be lower in the fourth quarter of 2003 due to anticipated revenue growth.

         Research and development expenses for the nine months ended September 30, 2003 were $13.4 million, down from $14.9 million for the nine months ended September 30, 2002. This decrease primarily related to the transferring of development responsibilities for certain of our legacy products from Houston, Texas to our lower cost development center in Pune, India.

         General and administrative expenses for the nine months ended September 30, 2003 were $5.6 million, down from $5.8 million for the nine months ended September 30, 2002. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

         Restructuring and asset impairment charges were $0.5 and $1.9 million for the nine months ended September 30, 2003 and 2002, respectively. (See discussion above within Results of Operation for the three months ended September 30, 2003 and 2002)

         OTHER INCOME. Other income totaled $0.3 million and $1.9 million for the nine months ended September 30, 2003 and 2002, respectively. In 2002, other income was primarily comprised of a receipt of a $1.3 million settlement in the first quarter of 2002 of a business interruption claim related to flooding that occurred in June 2001.

         PROVISION FOR INCOME TAXES. We provided a full valuation allowance against the deferred tax assets of $19.6 million in the second quarter of 2002. As required by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", we continued our assessments of the realization of our deferred tax assets and as a result, concluded that a full valuation allowance was appropriate at June 30, 2002. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with our pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

         NET LOSS. Due to the factors described above, net loss for the nine months ended September 30, 2003 was $6.0 million compared with $25.8 million for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

         We had cash, cash equivalents and short-term investments of $35.2 million at September 30, 2003 compared with $37.8 million at December 31, 2002. Our working capital has decreased $4.0 million since December 31, 2002 to $22.3 million at September 30, 2003 primarily due to our operating loss generated in 2003 and capital expenditures. At September 30, 2003, we had no outstanding debt.

         Cash flows used in operating activities were $2.1 million in the first nine months of 2003 compared with $1.5 million in the first nine months of 2002. The increase in cash used in operating activities in 2003 was primarily due to an increase in our net operating loss before restructuring and asset impairment charges.

         Cash flows (used in) provided by investing activities were $(1.5) million used in the first nine months of 2003 compared with $0.7 million generated in the first nine months of 2002. The change in cash flows associated with investing activities primarily related to a $3.3 million decrease in proceeds generated from the maturity of investments. Capital expenditures for the first nine months of 2003 were $1.5 million compared with $2.6 million for the first nine months of 2002. Capital expenditures for the first nine months of 2002 reflected investments in excess of $1.0 million in our customer relationship management systems made in order to enhance sales force efficiency.

         Cash flows provided by (used in) financing activities were $0.7 million generated in the first nine months of 2003 compared with $(1.2) million used in the first nine months of 2002. Cash provided by financing activities in the first nine months of 2003 was due to $0.7 million in proceeds from employee purchases of common stock under our Employee Stock Purchase Plan. Cash provided by (used in) financing activities during the first nine months of 2002 was the result of (i) $0.6 million in proceeds from employee purchases of common stock through our Employee Stock Purchase Plan and (ii) $(1.8) million in cash used to repurchase 1.9 million shares of our common stock.

         We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The contractual obligations under these lease commitments were comprised of the following as of September 30, 2003:

        CONTRACTUAL
         OBLIGATION                       TOTAL             2003          2004 -- 2006      2007 - 2008     2009 AND BEYOND
                                     --------------    --------------    --------------    --------------   ---------------
Operating leases .................   $       32,049    $        1,343    $       14,073    $        8,930   $         7,703
Sub-leasing arrangements* ........             (816)             (253)             (563)               --                --
                                     --------------    --------------    --------------    --------------   ---------------
                                     $       31,233    $        1,090    $       13,510    $        8,930   $         7,703
                                     ==============    ==============    ==============    ==============   ===============

* We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments.

         Our expected principal uses of cash for the remainder of 2003 are: (i) capital expenditures between $0.1 million and $0.5 million, primarily for computer and software equipment, (ii) working capital requirements, if any, and
(iii) net payments on operating leases of approximately $1.0 million. We believe there is sufficient cash on hand to meet these cash requirements, as well as our cash requirements for the foreseeable future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since December 31, 2002. See the Company's Annual Report on Form 10-K, as amended.

ITEM 4.  CONTROLS AND PROCEDURES

         The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner. There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.


                           PART II. OTHER INFORMATION

ITEM 5.  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's future financial position, revenue and expense projections, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in statements set forth under "Cautionary Statements" in our Annual Report on Form 10-K, as amended.


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

    In a Report on Form 8-K dated July 23, 2003, the Company reported it had issued a press release announcing financial results for the quarter ended June 30, 2003.

    In a Report on Form 8-K dated October 13, 2003, the Company reported it had issued a press release announcing preliminary revenue expectations for the quarter ended September 30, 2003 and updated guidance for the second half of 2003.

    In a Report on Form 8-K dated October 23, 2003, the Company reported it had issued a press release announcing financial results for the quarter ended September 30, 2003.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BINDVIEW DEVELOPMENT CORPORATION


November 13, 2003             By:  /s/    Kevin P. Cohn
                                 ----------------------------------------------
                              Kevin P. Cohn
                              Vice President, Controller and Chief Accounting
                              Officer    (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
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