Form 10-K
period 2003-12-31
BINDVIEW DEVELOPMENT CORP
filed 2004-03-30
CIK 1061646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 000-24677

BindView Development Corporation

(Exact name of registrant as specified in its charter)

Texas	76-0306721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 San Felipe, 25th Floor, Houston, TX (Address of principal executive offices)	77056 (Zip Code)

(713) 561-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value per share	NASDAQ National Market

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☑

          The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant’s most recently completed second quarter, (assuming all officers and directors are affiliates and based on the last sale price on the NASDAQ Stock Exchange as of such date) was approximately $64 million.

          The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 26, 2004 was 47,481,005.

DOCUMENTS INCORPORATED BY REFERENCE

          Specified portions of the definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K (“Report”), are incorporated by reference into Part III hereof.

BINDVIEW DEVELOPMENT CORPORATION

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

      This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in statements set forth under “Cautionary Statements” and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements. References to the “Company,” “BindView,” “we,” “us,” and “our” refer to BindView Development Corporation and, where appropriate, its subsidiaries.

General

      BindView was founded in May 1990 as a Texas corporation and conducted business as The LAN Support Group, Inc. until 1995. We completed our initial public offering (IPO) in July 1998 and a secondary offering in December 1998. To increase the depth and breadth of our solutions, we acquired CuraSoft, Inc. (December 1998), Netect, Ltd. (March 1999), and Entevo Corporation (February 2000), following our IPO. To date, BindView has shipped more than 20 million software licenses to approximately 5,000 companies worldwide, spanning all major business segments and the public sector.

      BindView Development Corporation is a leading provider of software for proactively managing business policy, IT security, and computer network directory information. Our solutions help customers to centralize and automate policy compliance, vulnerability management, and directory administration functions across the enterprise. BindView solutions combine (1) a broad-based knowledge of the customer IT environment with (2) specific process implementation around an IT risk management lifecycle and (3) our policy/ vulnerability/ directory technology to help customers safeguard their computer systems, applications and networks from internal and external threats and vulnerabilities. These threats and vulnerabilities emanate from myriad sources throughout the customer IT environment (i.e., hackers, employees, rogue users and systems, misconfigured and unpatched systems, etc.).

Financial Information About Industry Segments

      Our global business is principally in a single industry segment, as described above under the heading “General”. For a discussion of our financial information in this segment, see Note 13 of our Consolidated Financial Statements included elsewhere in this Report.

Narrative Description of Business

     Market

      Organizations have become highly dependent on their IT infrastructures to conduct business. At the same time, however, increased dependence on IT systems also means increased risk to business operations as unplanned downtime or the unavailability of IT systems for any reason leads to greater business disruptions and, as a consequence, greater business losses.

      As a business risk, IT service interruptions may occur for any number of reasons. More and more frequently, such interruptions result from vulnerability breaches and denial-of-service attacks caused by insidious outsiders, mischievous or destructive insiders, misconfigured or unauthorized systems, and so forth. In addition, organiza-

tions also face issues related to information theft, privacy protection and corporate governance, many of which are now (or soon will be) mandated for audit and compliance by federal, state and local governments and industry associations. Compliance requirements can be found in, for example, the Sarbanes-Oxley Act (SOX), the Graham-Leach-Bliley Act (GLBA), the Health Insurance Portability and Accountability Act (HIPAA), California Senate Bill 1386, Basel II, etc.

Products and Technology

      BindView builds, licenses, and provides technical support for three main software-technology suites, in the areas of policy compliance, vulnerability management, and directory administration and migration. Each suite includes multiple software products. Typically, different products from each suite are combined to meet a customer’s specific business needs.

Policy Compliance Products

      Introduced mid-2002, BindView’s policy-compliance products deliver industry best practices to help customers satisfy the “general control” requirements of regulatory frameworks such as SOX, GLBA, HIPAA, etc., as well as IT auditing frameworks such as ISO 17799 CIS Level-1, and CobiT. Our products help organizations to centralize and automate the creation and distribution of security policies across the enterprise and to check that all employees have access to and are aware of such policies. Organizations can measure user awareness of security policies and document when employees have read and accepted those policies, providing important documentation for legal and regulatory audits. Using industry-accepted benchmarks, organizations can measure their IT systems to help ensure that the IT infrastructure meets self-prescribed, government, or industry standards. Products in this suite include:

BindView Policy Operations Center BindView Compliance Center BindView Configuration Advisor BindView Decision Support Center

Vulnerability Management Products

      With its vulnerability-management suite, BindView helps organizations to proactively audit, access and secure their multi-platform environments from internal and external attacks, including finding and fixing security holes before they can be exploited. Our software provides in-depth assessment and evaluation of systems, applications and networks; it also provides capabilities for remediating portions of the IT infrastructure that are found to be outside of acceptable IT or operational compliance parameters. Our vulnerability-management products can query and gather data across very large server and user populations, and provide extensive results reporting on the status of the network. Numerous “out-of-the-box” queries and reports are available to detect vulnerabilities within the network and to alert administrators to effect corrective actions before system downtime or performance problems occur. Products in this suite include:

bv-Control for Windows® 200x and Active Directory®
bv-Control for UNIX®
bv-Control for NetWare®
bv-Control for NDS® eDirectory
bv-Control for OS/400
bv-Control for Microsoft® Exchange
bv-Control for Microsoft® SQL Server
bv-Control for Internet Security
bv-Control for Web Services
bv-Control for Check Point FireWall-1
bv-Control for SAP® Systems
bv-Control for Desktops
BindView NETinventory

BindView Smart Plug-In for HP OpenView BindView Management Pack for Microsoft Operations Manager BindView Patch Deployment

      In 2001, 2002, and 2003, our vulnerability-management products accounted for approximately 88%, 83%, and 81%, respectively, of our consolidated revenues.

Directory Administration & Migration Products

      With its directory administration and migration suite, BindView helps organizations to significantly lower the cost of deploying and managing users and their access rights across the IT infrastructure. The software suite promotes compliance with IT and operational policies for directory and password management, roles-based administration of users, migration between operating systems, and migration between email systems. Our software helps organizations to centralize and automate the day-to-day tasks associated with provisioning user and machine accounts, and managing roles-based access controls across the network. Additionally, products in this suite assist organizations in efficiently migrating between or to latest versions of Microsoft and Novell operating systems and directory structures. Product scalability enables support across very large distributed server and user populations, with secure built-in workflow facilities for repetitive tasks such as account creation, account maintenance, manager approvals and so forth. Products in this suite also provide capabilities for user self-service functions such password reset. A single management console manages multiple directories and domains, and includes a find-and-fix query facility. Products in this suite include:

bv-Admin for Windows®
bv-Admin for Windows® Migration
bv-Admin for Novell NDS®
bv-Admin for Novell® Migration
bv-Admin for Microsoft® Exchange
bv-Admin for Microsoft®) Exchange Migration
bv-Admin for .Net® Web Services
bv-Admin for Group Policy Objects

      In 2001, 2002, and 2003, our directory administration and migration products accounted for approximately 10%, 13%, and 13%, respectively, of our consolidated revenues.

Backlog

      We normally do not operate with a backlog because we ship our products shortly after orders are received.

Competition

      Currently, our products compete with products from a variety of organizations including but not necessarily limited to providers of the following:

•	security analysis and audit products;

•	Windows NT management and migration tools;

•	network security scanning technology;

•	security-policy products and services;

•	shareware/freeware software products that perform some of the same functions as our software;

•	enterprise resource planning application add-ons for SAP security administration and vulnerability assessment;

•	LAN desktop management suites; and

•	stand-alone inventory and asset management products.

      Some examples of specific companies with whom we compete in particular markets or submarkets are: Aelita Corporation (whose proposed acquisition by Quest Software was publicly announced in January 2004); BearingPoint; ConfigureSoft, Inc.; CSI International; Ecora Corporation; Hewlett-Packard Company; Intel Corporation; Intrusion.Com; ISS Group, Inc.; Microsoft Corporation; NetIQ Corporation; Network Associates Inc.; PoliVec, Inc.; Quest Software; Symantec Inc.; and Tally Systems Corporation.

      In addition, companies such as Novell and Microsoft also offer native tools with their products that provide a basic set of management tools. While the native tools currently offered by these companies provide assistance in certain administrative tasks for their own respective platforms, we believe that they do not help IT administrators or security professionals cope, to the same extent that our products do, with the day-to-day management tasks with which they are challenged or address the higher level processes associated with policy creation and management. Our software solutions can be scaled to the largest of the heterogeneous environments. We believe we are in a unique position to help address the growing demand for cross-platform security and administration solutions in these installations.

Sales and Marketing

      We sell our products through direct sales forces (field and telesales) and through value-added resellers (“VARs”), distributors, and original equipment manufacturers (“OEMs”). In addition, we have strategic marketing relationships with certain professional service organizations and software vendors that provide us with increased visibility, as well as sales leads. Sales cycles typically range from three months for departmental sales and up to twelve months or more for large, enterprise-wide deployments.

Sales Force

      Direct Sales Force. Our direct sales force focuses on enterprise and large-market customers, generally Fortune 1000-class public and private companies and large governmental agencies. Direct sales representatives are in communication with our largest opportunities, using our staff of software engineers to help customers with the technical aspects of our software. We have direct sales representatives in North America and in Frankfurt, Germany; Berkshire, England; and Sao Paolo, Brazil, as well as a representative office in Mexico City, Mexico.

      Telesales Force. Our telesales organization, which is based in Houston, concentrates on emerging and middle-market customers by utilizing our staff of software engineers, as well as telephone and Internet communications for product demonstrations and product sales. When necessary, members of our telesales force also travel to customer locations.

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

Channel Programs

      To support our sales organization and channel partners, we have devoted significant resources to building a series of channel alliances and marketing programs. Currently, we have developed relationships with companies including Microsoft Corporation; Computer Sciences Corporation; Hewlett-Packard Company; and IBM Corporation. We are a Microsoft Solutions Provider and hold Windows 2000 Certified and Microsoft Gold Partner status for several of our products. We also collaborate with certain accounting firms to increase awareness of network security issues.

      We also market our products through certain service organizations that help customers install, manage, and secure large multi-platform networks (Microsoft, NetWare and Unix). Such organizations include certain large systems integrators, outsourcing companies, and certain security auditing groups within accounting firms. Some of these companies sell our products directly to their end-users, while others license the products from us and include these products in their standard toolkits used at their clients’ sites.

      In addition, our marketing efforts have resulted in our participation in a number of programs such as seminars, industry trade shows, vendor executive briefings, analyst and press tours, advertising and public relations efforts.

Customer Support and Professional Services

      We believe high-quality customer support and professional services are requirements for continued growth and increased sales of our products. We have made a significant investment in our support and services organization in the past and plan to continue to do so in the future. Customer support personnel provide technical support by telephone, e-mail and fax, and maintain our Web site and bulletin boards to complement these services. Product upgrades and enhancements are provided at no extra charge to our maintenance customers as part of their maintenance subscriptions.

      Our professional services group provides fee-based product training, consulting, and implementation services to help customers maximize the benefits of our products. In addition, we periodically offer training to our channel partners and employees.

Company-Sponsored Research & Development Activities

      We have been and continue to be an innovator and leader in the development of IT administration and security management solutions. We believe a technically skilled, quality oriented and highly productive software development organization is key to the continued success of new product offerings. Our software development staff is also responsible for enhancing our existing products and expanding our product line. We expect we will continue to invest substantial resources in product development expenditures. Tables showing financial data, including our expenditures on research and development activities are set forth in Item 6, “Selected Financial Data,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Costs and Expenses.”

Employees

      As of December 31, 2003, we employed approximately 524 full-time employees worldwide. We are not subject to any collective bargaining agreement.

Patents, Trademarks, and Copyrights

      We protect our software and other intellectual-property assets under copyright law, trademark law, trade-secret law, and patent law, as applicable. We have obtained U.S. federal trademark registrations for certain trademarks and U.S. copyright registrations for certain works of authorship. For additional details, see the discussion of Proprietary Rights in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements,” contained elsewhere in this Report. The existence of legal protection for our software and related assets under intellectual-property law helps to dissuade unauthorized persons from using our technology without our permission.

Seasonality

      See the discussion of Seasonality in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonal Fluctuations,” contained elsewhere in this Report.

Future Intentions

      We intend to continue focusing on proactive security management software and services to help customers secure, automate, and lower costs of managing their IT infrastructures. We anticipate that our future product directions will focus on the “security-policy life cycle,” i.e., on improving our customers’ ability to develop, implement, and manage security policy. This likely will include expanding the number of platforms supported by our vulnerability management and directory administration products; selectively expanding the features and functionality of those products; increasing the scope and capabilities of our new policy-compliance offerings; and possibly developing or acquiring other products relating to security management. We will focus especially on developing and/or acquiring products we believe we can sell to our existing markets, and/or that we believe will leverage our existing technologies and core competencies.

Available Information

      The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. As an electronic filer, BindView’s reports, proxy and information statements, and other information is available at the SEC’s Internet site, http://www.sec.gov.

      BindView’s internet address is http://www.bindview.com. BindView’s filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge at http://www.bindview.com as soon as reasonably practicable after the company electronically files such material with, or furnishes it to the SEC.

Item 2.	Properties

      All offices we occupy are leased. Our corporate headquarters, which house our principal administrative, sales and marketing, support, and research and development operations, are located in Houston, Texas. We or our international subsidiaries currently have office space for sales personnel in Frankfurt, Germany; Berkshire, England; Sao Paolo, Brazil; and a representative office in Mexico City, Mexico. We also have additional research and development offices in Pune, India. We believe suitable additional or alternative space will be available on commercially reasonable terms, if needed.

Item 3.	Legal Proceedings

      From time to time we are a plaintiff or defendant in various lawsuits and claims arising in the normal course of business. There are no pending (or, to our knowledge, threatened) lawsuits or claims whose outcomes, individually or in the aggregate, are likely to have a material adverse effect on our operations or results.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

      Our common stock is traded on The NASDAQ National Market under the symbol “BVEW”.

      As of March 26, 2004, the last sales price per share of the Company’s common stock, as reported by The NASDAQ National Market, was $3.60.

      The following table presents the quarterly range of high and low closing prices for our common stock from January 1, 2002 through December 31, 2003, as reported by The NASDAQ National Market.

	High	Low

2002
First Quarter	$2.94	$1.88
Second Quarter	2.17	0.98
Third Quarter	1.07	0.79
Fourth Quarter	1.45	0.75
2003
First Quarter	1.51	1.14
Second Quarter	2.09	1.10
Third Quarter	2.99	2.00
Fourth Quarter	3.90	2.13

Holders

      On March 26, 2004, there were 47,481,005 outstanding shares of our common stock held by approximately 304 holders of record. This does not include individual owners whose shares are held by a clearing agency, such as a broker or bank.

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

      The selected historical consolidated financial data was derived from the Company’s Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein. In 1999 and 2000, BindView completed mergers with Netect, Ltd. (“Netect”) and Entevo Corporation (“Entevo”) that were accounted for as pooling of interests, and accordingly, the selected financial data of BindView has been restated to include the accounts of Netect and Entevo for all periods prior to the mergers.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Licenses	$35,530	$37,238	$42,532	$58,931	$53,200
Services	32,315	29,740	28,356	27,125	18,539

	67,845	66,978	70,888	86,056	71,739
Cost of revenues:
Licenses	527	500	1,059	2,410	1,497
Services	6,954	5,782	6,407	4,049	2,357

	7,481	6,282	7,466	6,459	3,854
Gross profit	60,364	60,696	63,422	79,597	67,885
Operating costs and expenses:
Sales and marketing	36,040	37,242	49,079	44,746	34,974
Research and development	18,423	19,219	22,668	26,500	19,298
General and administrative	7,750	7,932	14,600	9,780	7,294
Transaction and restructuring	2,184	3,002	6,594	6,357	2,524
Asset impairment	—	276	1,979	1,284	—
Acquisition related earnout	—	—	—	—	1,200

Operating income (loss)	(4,033)	(6,975)	(31,498)	(9,070)	2,595
Other income (expense), net	447	2,104	(2,859)	4,443	3,263

Income (loss) before income taxes	(3,586)	(4,871)	(34,357)	(4,627)	5,858
Provision (benefit) for income taxes	50	19,562	(10,211)	(783)	6,299

Net loss	$(3,636)	$(24,433)	$(24,146)	$(3,844)	$(441)

Loss per common share — basic and diluted	$(0.08)	$(0.49)	$(0.47)	$(0.07)	$(0.01)
Shares used in computing loss per common share — basic and diluted	46,714	50,319	51,438	51,810	48,095

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Working capital	$29,145	$26,309	$33,450	$64,483	$73,785
Total assets	63,278	63,556	88,121	113,034	113,242
Long-term debt	—	—	—	—	144
Shareholders’ equity	34,143	35,426	63,809	92,261	93,056

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein. Special Note: Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See “Business — Special Note Regarding Forward-Looking Statements” contained elsewhere herein.

Overview

      See the discussion above under Item 1, “General”, for an overview of our business.

Critical Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to select accounting policies and to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and Notes thereto. Actual results could differ from those estimates and assumptions. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements and Notes thereto.

Revenue Recognition

      We follow American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” (“SOP 98-9”), with respect to revenue recognition. We license our software products primarily under perpetual licenses. We recognize revenues under these arrangements once the following criteria are met: (i) a written purchase order, license agreement or contract has been executed; (ii) software, or a software license authorization code in situations where the customer previously received evaluation software, has been delivered to the customer; (iii) license agreements with no significant vendor obligations or customer acceptance rights outstanding have been issued to the customer; (iv) the license fee is fixed and determinable and collection of the fee is probable; and (v) vendor-specific objective evidence exists to allocate the total fee. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately or at the renewal rate for maintenance agreements in subsequent years. In situations where vendor-specific objective evidence does not exist, and all other revenue recognition criteria have been met, revenue is recognized ratably over the term of the agreement. We do not develop new products under contractual arrangements with customers and do not substantially modify our products and their functionality for specific customers and therefore do not use contract accounting in determining our revenue recognition. In rare situations when installation is essential to the functionality of the software, revenue is deferred until completion of the installation. Certain of these items may require the application of judgment when evaluating specific business arrangements in a changing environment against our normal business practices.

      We do not provide price protection in our customer agreements and generally do not provide conditions of acceptance in sales agreements. If conditions of acceptance exist, we defer revenue recognition until such acceptance clauses lapse. If a right of return is granted on a sales transaction, it is generally for a period of 10 days and related return experience has been nominal. In situations where we grant a 10-day right of return period, revenue recognition is not precluded. In the few situations were return rights exceed 10 days, revenue recognition is deferred as appropriate. We have experienced de minimis warranty claims. We provide customary software warranties indicating the software will conform to published specifications, does not include viruses, back doors, etc., and does not infringe third-party intellectual property rights. To date, we have experienced di minimus warranty claims.

      When we make sales through distributors, value-added resellers (“VARs”), and original equipment manufacturers (“OEMs”), we recognize revenue after all revenue recognition criteria set forth above are met and after execution of a written purchase order, license agreement or contract with either the reseller or end user . We perform ongoing credit evaluations and assessments of the financial viability of our customers, including distributors, VARs and OEMs, as we deem necessary in determining whether or not revenue recognition is appropriate.

      Our service revenues are comprised primarily of maintenance revenue, with much smaller components of revenue from training and consulting services. Maintenance revenue represented approximately 87%, 88% and 92% of total service revenue in 2003, 2002 and 2001, respectively. Customers generally elect to purchase a one to three year maintenance agreement in conjunction with their licensing of our products, which is renewable, at the customer’s discretion, upon expiration of the original maintenance contract.

      Maintenance revenues are recognized ratably over the contract term. Training and consulting service revenues are recognized when the training or consulting activities are performed, generally within a few weeks of product installation by the customer. Services, other than maintenance, are of a short-term nature and are not provided under multi-year contracts.

      Deferred revenue is comprised primarily of maintenance revenue and revenue from training and consulting services. The portion of maintenance contract revenues that have not yet been recognized as revenues are reported as deferred revenue in the accompanying consolidated balance sheet. Deferred maintenance revenue which has not been collected is not recognized.

      Alternative accounting methods are not available for us to select from, however, certain changes in our transaction structures could significantly affect our accounting and minor changes could result in the use of subscription accounting, whereby all revenue related to a transaction would be recognized ratably over an extended time.

Stock Options

      We follow Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our employee stock options, which generally provides that no compensation expense is recognized when options are granted with an exercise price equal to fair market value on the date of grant. We use this method in order to enhance the comparability of our financial statements because it has been used by the majority of technology companies. An alternative accounting policy available under GAAP would be to recognize stock compensation expense based upon the fair value method, which would result in our recognizing significant compensation expense each period. The FASB has indicated its intention to require use of the fair value method beginning in 2005. Legislation has recently been introduced to limit the effect of this change.

Income Taxes

      We follow the liability method of accounting for income taxes. Under this method, we determine deferred income tax assets and liabilities based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We may also provide valuation allowances based upon subjective evaluations of facts, circumstances and expectations, which may change over the course of time and may result in significant changes in our tax provision.

Accounts Receivable and Provision for Doubtful Accounts

      We provide an allowance for doubtful accounts when collection is considered doubtful. We perform ongoing credit evaluations of our customers as we deem appropriate, review our collection efforts, and analyze our payment experience with specific customers, in order to determine whether or not collection is doubtful. There may be a significant fluctuation in our provision for doubtful accounts to the extent facts and circumstances change and to our subjective evaluation of the facts, circumstances and expectations change.

Restructuring Charges

      Restructuring costs are based on our best estimates utilizing information available at the time we commit to the restructuring plans. We perform ongoing evaluations of our assumptions and estimates utilized in determining costs associated with our restructuring plans. Historically, we have made cost estimates of lease terminations, leasehold abandonments, involuntary employee separations, asset impairments and third party professional fees incurred in connection with restructuring plans. There may be a significant fluctuation in our estimated restructuring costs to the extent our subjective evaluation of the facts, circumstances and expectations change. We have made adjustments to our assumptions historically as a result of the deteriorating sublease commercial real estate markets in which we have abandoned leaseholds. In the fourth quarter of 2003, we revised our estimate of the carrying costs of our abandoned lease space and took a $1.6 million restructuring charge. This charge reflected a $1.9 million payment made to our landlord in December 2003 to cancel our lease on two of the three abandoned floors (the maximum cancelable under the lease agreement) and an increase in our accrual for estimated carrying costs (i.e., estimated future lease expense less estimated sublease income over the remaining term of the leases) associated with the remaining excess floor and other excess office space held by the Company. The estimated carrying costs of the abandoned lease space were determined with the assistance of our leasing agent and were based on an assessment of applicable commercial real estate markets. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement, tenant improvement allowance) that may be offered to a prospective sublease tenant. The accrual at December 31, 2003, for carrying costs of the abandoned lease space totaled $2.0 million. While we believe this accrual is adequate, it is subject to adjustment as conditions change. We will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant

Results of Operations

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

      Revenues. Revenues for 2003 were $67.8 million compared with $67.0 million in 2002. The year-over-year increase related to a $2.6 million increase in services revenues, partially offset by a $1.7 million decrease in license revenues. License revenues for 2003 were $35.5 million, or 52 percent of total revenues, down from $37.2 million, or 56 percent of total revenues, in 2002. The decline in license revenues primarily related to a $1.6 million decrease in license revenues from our products for Novell-based platforms. The decline in license revenues from our Novell-related products reflected the maturity, and our high penetration, of the Novell market. We expect revenues from our Novell-related products will continue to decline in the future and as a result these revenues will become a smaller percent of our overall revenues. We also expect that the decline in our Novell-related revenues will be offset by growth in revenues from our other product platforms. Services revenues for 2003 were $32.3 million, or 48 percent of total revenues, up from $29.7 million, or 44 percent of total revenues, in 2002. The increase in services revenues was primarily due to an increase in our installed customer base and a higher focus on consulting services. We expect our service revenues to increase in the future as a result of our increased install base.

      During 2003, revenues from our products for Microsoft-based platforms totaled $46.6 million, an increase of 6 percent over 2002. Revenues from these products accounted for approximately 69 percent of total revenues in 2003, up from 65 percent of total revenues for 2002. License revenues for our Microsoft-related products for 2003 were $29.1 million compared with $29.5 million in 2002. Service revenues for our Microsoft-related products in 2003 were $17.5 million compared with $14.4 million in 2002. We expect revenues from our products and services for Microsoft-based platforms will continue to grow as a percentage of total revenues.

      Revenues from our products for Novell-based platforms for the current year were $11.6 million, or 17 percent of total revenues, compared with $15.1 million in 2002, or 23 percent of total revenues. Revenues from these products have continued their decline over the past year, reflecting both the maturity and our penetration of the Novell market. Licenses revenues for Novell-based platforms for 2003 were $3.4 million compared with $5.0 million in 2002. Service revenues for Novell-based platforms in 2003 were $8.2 million compared with $10.1 million in 2002. While we expect our Novell revenues will continue to decline in the future, we expect the revenue decline will be modest relative to the declines over the past two years and expect the decline will be offset by higher revenues from our products and services for other platforms.

      Sales of our security focused bv-Control product line accounted for approximately 83 percent of our license revenue in both 2003 and 2002. Sales of our system administration focused bv-Admin product line accounted for approximately 17 percent of our license revenue in both 2003 and 2002.

      No customer accounted for more than 10 percent of our revenues in 2003 and 2002. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 13 percent of total revenues in 2003 compared with 11 percent in 2002.

      Gross Profit. Gross profit for 2003 was $60.4 million, compared with $60.7 million for 2002. The decline in gross profit resulted from the year-over-year decrease in license revenues and the slight decline in gross margin. The gross margin for 2003 was 89.0 percent, compared with 90.6 percent for 2002. The decline in gross margin reflected a shift in business mix toward services revenues, which have a lower gross margin than license revenues. Because resources used to provide services are not segregated by product line, the costs of revenues (shipping, technical support, professional services) are not tracked and segregated by revenue stream and consequently we do not measure gross profit by product platform (i.e., Microsoft, Novell, etc). We believe there is no material difference in the gross margin by product line.

      Gross profit generated from license revenue for 2003 was $35.0 million, compared with $36.7 million for 2002. The gross margin from license revenue for 2003 was 98.5 percent, compared with 98.7 percent for 2002. The modest decline in gross margin was primarily the result of the decrease in license revenues in 2003.

      Gross profit from services revenue for 2003 was $25.4 million, compared with $24.0 million for 2002. Gross margin from services revenue for 2003 was 78.5 percent compared with 80.6 percent for 2002. The decline in gross margin reflected higher personnel costs associated with our technical-support and professional-services units.

      Operating Costs and Expenses. Operating costs and expenses for 2003 totaled $64.4 million, down from $67.7 million for 2002. These costs include restructuring and asset impairment charges of $2.2 million in 2003 and $3.3 million in 2002, related to restructuring plans to improve operating efficiency, improve sales and marketing effectiveness, and accelerate our return to profitability. Excluding these charges from both years, our operating costs and expenses were $2.2 million lower in 2003 than the preceding year.

      Sales and marketing expenses for 2003 were $36.0 million (53.1 percent of revenues), down from $37.2 million (55.6 percent of revenues) for 2002, primarily related to actions we took to improve sales efficiency and marketing effectiveness. Because of declining revenues and a weak economic outlook, we completed a major corporate reorganization and implemented a number of cost cutting measures to improve operating efficiency, accelerate our return to profitability and generate positive cash flows from operating activities. These actions included a downsizing of the sales and marketing departments, which included the closing or downsizing of a number of our foreign sales offices and a reduction in the size of our enterprise sales force, which was focused exclusively on large enterprise transactions. We also redirected our marketing efforts on enhancing our product marketing capabilities and improving our sales opportunity generation capabilities. As a result of these efforts and expected future revenue growth, we expect sales and marketing expenses as a percentage of revenues to be lower in 2004 as a result of our initiatives to date to improve operating leverage and sales and marketing effectiveness and anticipated revenue growth.

      Research and development expenses for 2003 were $18.4 million (27.1 percent of revenues), down from $19.2 million (28.7 percent of revenues) in 2002. The year-over-year decrease in R&D expenses primarily related to the closing or downsizing of our development offices in Boston, Massachusetts and Arlington, Virginia and transferring those activities to our lower-cost development centers in Houston, Texas and Pune, India. We also transferred development responsibilities for certain of our legacy products from Houston, Texas to Pune, India and expect to continue leveraging that development center in the future. As a result of these initiatives and anticipated revenue growth, we expect future research and development expenses to decrease as a percentage of revenues.

      General and administrative expenses for 2003 were $7.8 million (11.4 percent of revenues), down from $7.9 million (11.8 percent of revenues) for 2002. We expect future general and administrative expenses to decrease as a percentage of revenues due to anticipated revenue growth.

      Restructuring costs were $2.2 million in 2003, $3.0 million in 2002 and $6.6 million in 2001. Restructuring costs in 2003 consisted of a $1.6 million increase in the accrual for carrying costs of abandoned lease space (which were accrued as part of our restructuring plans in 2001 and 2002) and a $0.6 million charge related to our sales and marketing reorganization plan (the “2003 Restructuring Plan”). The $1.6 million increase in the accrual reflected our decision to (i) cancel our lease on two of the three abandoned floors (the maximum cancelable under the lease agreement), which resulted in a $1.9 million payment to our landlord in December and (ii) an assessment of the estimated remaining carrying costs (i.e., estimated future lease expense, less estimated sublease income over the remaining term of the leases) associated with the remaining excess floor in Houston and our other excess office space. The cancellation of two floors resulted in an upward adjustment to our 2001 Restructuring Plan accrual of $0.9 million, which was partially offset with a reduction to deferred rent expense associated with the canceled space of approximately $0.4 million. The assessment of the carrying costs with the remaining excess floor in Houston resulted in an upward adjustment to the 2002 Restructuring Plan of $1.1 million. Restructuring costs in 2002 consisted of a $1.9 million charge for our 2002 Restructuring Plan and a $1.1 million increase to our accrual for the 2001 Restructuring Plan. The $1.1 million adjustment was the result of an increase in the estimated carrying costs for our two floors abandoned as part of the 2001 Restructuring Plan.

      The estimated carrying costs of the remaining abandoned lease space were determined with the assistance of our leasing agent and were based on an assessment of applicable commercial real estate markets. The principal reason for the change in estimate was the continued deterioration of the sublease market for commercial real estate in Houston, Texas that occurred since the original determinations were made. The change in estimates primarily related to: (i) a lowering of the expected sublease rate to reflect the drop in rates (with minimal expected escalation over the remaining lease term), (ii) lengthening the time to sublease the abandoned lease space either initially or after the existing sublease expires and (iii) an increase in expense for inducements (e.g., rent abatement, tenant improvement allowances, etc.) that potentially would be offered to prospective tenants of the space.

      In January 2003, we approved a sales and marketing reorganization plan (the “2003 Restructuring Plan”). The cost of this plan totaled approximately $0.6 million and consisted primarily of (i) involuntary employee separation for approximately 20 employees (a reduction in workforce of approximately 4 percent), (ii) closing our Netherlands sales office, and (iii) reserves for leasehold abandonment.

      The 2003 Restructuring Plan activity from January 1, 2003 to December 31, 2003 was as follows (in thousands):

		Restructuring		Remaining
	Restructuring	Charge	Cash	Accrual
	Charges	Adjustments	Expenditures	12/31/2003

Employee severance	$442	$(6)	$(436)	$—
Lease commitments	27	(14)	(13)	—
Office closure costs	80	—	(80)	—

	$549	$(20)	$(529)	$—

      All actions under the 2003 Restructuring Plan were completed by December 31, 2003. The 2003 Restructuring Plan resulted in an estimated reduction in annual operating expenses of approximately $1.4 million.

      In July 2002, we approved a restructuring plan to improve operating efficiency and improve sales and marketing productivity (the “2002 Restructuring Plan”). The cost of this plan totaled approximately $1.9 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing our Boston development center and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts. The costs of the plan were based on our best estimate utilizing information available at the time.

      The 2002 Restructuring Plan activity from January 1, 2003 to December 31, 2003 was as follows (in thousands):

	Remaining	Restructuring		Remaining
	Accrual	Charge	Cash	Accrual
	12/31/2002	Adjustments	Expenditures	12/31/2003

Employee severance	$238	$—	$(238)	$—
Lease commitments	944	1,089	(495)	1,538

	$1,182	$1,089	$(733)	$1,538

      The remaining accrual for the 2002 Restructuring Plan at December 31, 2003 is comprised of the estimated carrying costs for our remaining excess space in Houston, Texas. As discussed in detail above, the restructuring charge adjustments during 2003 were based on our assessment of the remaining carrying costs of the remaining excess lease space. Additional adjustments to this balance could be required in future periods based on the economic outlook of the real estate market in Houston, Texas. The 2002 Restructuring Plan resulted in an estimated reduction in annual operating expenses of approximately $2.9 million.

      In connection with the 2002 Restructuring Plan, we also determined that certain leasehold improvements related to the downsized or closed offices were impaired and recognized an asset impairment of $0.3 million.

      In 2001, we completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability (the “2001 Restructuring Plan”). The cost of this plan totaled approximately $6.6 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of our Boston and Arlington development centers and certain of our European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices.

      The 2001 Restructuring Plan activity from January 1, 2003 to December 31, 2003 was as follows (in thousands):

	Remaining	Restructuring		Remaining
	Accrual	Charge	Cash	Accrual
	12/31/2002	Adjustments	Expenditures	12/31/2003

Lease commitments	$1,384	$941	$(1,872)	$453

	$1,384	$941	$(1,872)	$453

      The remaining accrual for the 2001 Restructuring Plan consists of excess carrying costs until the cancellation is effective in September of 2004. As discussed in detail above, the restructuring charge adjustments during 2003 were the result of the lease cancellation for our two floors abandoned as part of the 2001 Restructuring Plan. The 2001 Restructuring Plan resulted in an estimated reduction in annual operating expenses of approximately $11.8 million.

      We also recorded asset impairment charges totaling $7.0 million during 2001 consisting of: (i) a write off of a $5.0 million equity investment in a UK-based software distribution and consulting firm and (ii) an asset impairment charge of $2.0 million consisting of $1.5 million for software and computer equipment and a $0.5 million impairment of certain intangible assets. The investment in the UK-based software firm was originally made during the second quarter of 2000 and consisted of $5.0 million of redeemable preferred stock in the firm and $1.0 million of intangible assets, primarily consisting of customer lists and non-compete agreements which were being amortized over their useful lives ranging from one to three years. The write-off of the $5.0 million equity investment, which is included in other income (expense) in our consolidated statement of operations and comprehensive loss, was based on an independent appraisal of the current fair value of the investment and management’s assessment of the value that would be derived from the investment. The intangible assets had a net book value of $0.5 million at the date of the impairment after we incurred $0.2 million and $0.3 million in amortization expense for the years ending December 31, 2001 and 2000, respectively. The majority of the $1.5 million in software and computer equipment impairment related to the acquisition of a financial management system that management had determined would not be installed or utilized in the future.

      Other Income. Other income totaled $0.4 million in 2003 and $2.1 million in 2002. In 2003, other income was primarily comprised of interest income of $0.4 million. In 2002, other income was primarily comprised of (i) receipt of a $1.3 million insurance settlement of a business interruption business claim made in 2002 and (ii) interest income of $0.7 million.

      Provision (Benefit) for Income Taxes. In 2003, we provided approximately $0.1 million in taxes related to our foreign operations. In 2002, we provided a full valuation allowance against deferred tax assets of $19.6 million in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes”. As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. We gave substantially more weight to objective factors, such as current and previous operating losses, than to our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, we will not recognize any tax benefit associated with our pre-tax accounting losses, nor will we provide a full income tax provision on any future pre-tax accounting income.

      Net Loss. Due to the factors described above, net loss for 2003 was $3.6 million compared with $24.4 million for 2002.

      Outlook for 2004. We estimate 2004 revenues to range between $75 million and $80 million, and net income to range between $1.5 million and $3.5 million ($0.03 and $0.07 per share). Revenues for the first half of 2004 are expected to range between $32 million and $36 million, and the net loss to range between $2.0 million and $4.0 million ($0.04 and $0.08 per share). We believe our ability to achieve the high end of our 2004 revenue range is dependent upon a number of factors, including increases in overall sales efficiency and pipeline for the second half of 2004. Our 2004 profitability goals reflect costs associated with sizing the sales force and marketing programs to achieve the high end of our revenue target, increases in salaries and healthcare benefits, estimated costs of compliance with Sarbanes-Oxley requirements, and expansion of our R&D capabilities in India.

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

      Revenues. Revenues for 2002 were $67.0 million compared with $70.9 million in 2001. The year-over-year decline related to a $5.3 million decrease in license revenues, partially offset by a $1.4 million increase in services revenues. License revenues for 2002 were $37.2 million, or 56 percent of total revenues, down from $42.5 million in 2001. The decline in license revenues primarily related to a $5.6 million decrease in license revenues from our products for Novell-based platforms, partially offset by a $0.1 million increase in license revenues from our Microsoft-related products. The decline in license revenues from our Novell-related products reflected the maturity, and our high penetration, of the Novell market. We expect revenues from our Novell-related products will continue to decline in the future and as a result these revenues will become a smaller percent of our overall revenues. We also expect that the decline in our Novell-related revenues will be offset by growth in revenues from our other product platforms. Services revenues for 2002 were $29.7 million, or 44 percent of total revenues, up from $28.4 million in 2001.

      During 2002, revenues from our products for Microsoft-based platforms totaled $43.8 million, an increase of 5 percent over 2001. Revenues from these products accounted for approximately 65 percent of total revenues in 2002, up from 59 percent of total revenues for 2001. License revenues for Microsoft-related products for 2002 were $29.5 million compared with $29.4 million in 2001. Service revenues for Microsoft-related products in 2002 were $14.4 million compared with $12.4 million in 2001.

      Revenues from our products for Novell-based platforms for the current year were $15.1 million, or 23 percent of total revenues, compared with 21.6 million in 2001, or 30 percent of total revenues. Revenues from these products have been declining over the past year, reflecting both the maturity and our penetration of the

Novell market. Licenses revenues for Novell-related products for 2002 were $5.0 million compared with $10.6 million in 2001. Service revenues for Novell-related products in 2002 were $10.1 million compared with $11.0 million in 2001.

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

      Gross Profit. Gross profit for 2002 was $60.7 million, compared with $63.4 million for 2001. The decline in gross profit reflected the decrease in license revenues, partially offset by a slight improvement in gross margin. The gross margin for 2002 was 90.6 percent, compared with 89.5 percent for 2001. The expansion in gross margin reflected lower costs of producing and delivering our products to customers and improvements in efficiencies in the delivery of our services. Because resources used to provide services are not segregated by product line, the costs of revenues (shipping, technical support, professional services) are not tracked and segregated by revenue stream and consequently we do not measure gross profit by product platform (i.e., Microsoft, Novell, etc). We believe there is no material difference in the gross margin by product line.

      Gross profit generated from license revenue for 2002 was $36.7 million, compared with $41.5 million for 2001. The gross margin from license revenue for 2002 was 98.7 percent, compared with 97.5 percent for 2001. The modest improvement in gross margin reflected lower costs of producing and shipping our products to customers.

      Gross profit from services revenue for 2002 was $24.0 million, compared with $21.9 million for 2001. Gross margin from services revenue for 2002 was 80.6 percent compared with 77.4 percent for 2001. The expansion in gross margin reflected the improvement in operating leverage of our technical support and professional services units as a result of headcount reductions related to our restructuring efforts.

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

      Sales and marketing expenses for 2002 were $37.2 million (55.6 percent of revenues), from $49.1 million (69.2 percent of revenues) for 2001, primarily related to actions we took to improve sales efficiency and marketing effectiveness. Because of declining revenues and a weak economic outlook, we completed in 2001 a major corporate reorganization and implemented a number of cost cutting measures to improve operating efficiency, accelerate our return to profitability and generate positive cash flows from operating activities. These actions included a downsizing of the sales and marketing departments, which included the closing or downsizing of a number of our foreign sales offices and a reduction in the size of our enterprise sales force, which was focused exclusively on large enterprise transactions. We also redirected our marketing efforts on enhancing our product marketing capabilities and improving our sales opportunity generation capabilities.

      Research and development expenses for 2002 were $19.2 million (28.7 percent of revenues), down from $22.7 million (32.0 percent of revenues) in 2001. The year-over-year decrease in R&D expenses and the reduction in the expense margin primarily related to the closing or downsizing of our development offices in Boston, Massachusetts and Arlington, Virginia and transferring those activities to our lower-cost development centers in Houston, Texas and Pune, India. We also transferred development responsibilities for certain of our legacy products from Houston, Texas to Pune, India and expect to continue leveraging that development center in the future.

      General and administrative expenses for 2002 were $7.9 million (11.8 percent of revenues), down from $14.6 million (20.6 percent of revenues) for 2001. This decrease primarily related to: (i) a $2 million reduction in expenses as a result of our restructuring initiatives in 2001, (ii) a decline of approximately $0.5 million in third party consulting fees (which were in incurred in 2001) to reposition and change our go to market strategy, (iii) a $0.9 million decline in sales tax expense (which were higher in 2001) as a result of increased state tax compliance costs incurred in connection with our expanding geographic operations, and (iv) a $2.8 million decline in bad debt expense (2001 had included a significant increase in the allowance following an assessment made by our new financial management). As previously disclosed, during the second quarter of 2001, we recorded a provision for bad debt expense of $2.8 million. This provision was the result of an assessment made on the adequacy of the allowance for bad debts after hiring new financial and accounting management (new Chief Financial Officer and new Corporate Controller). Subsequent to the end of 2000 and prior to the hiring of new management, (during which time we did not have a CFO), we experienced an increase in our past due accounts and a deterioration in our accounts receivable aging and days sales outstanding, which was due, in part, to a less-than-desired focus on receivable collections, the economic downturn, and the reduction and other changes in sales personnel, particularly in our foreign operations. The changes in sales personnel, particularly with respect to foreign operations, related to our focus on reducing our net operating loss by eliminating or downsizing underperforming operations. The changes in sales personnel impaired our collection efforts of certain of the significant past due accounts.

      New management conducted a specific account review of all significant past due accounts, a review of our business processes and accounting policies, and an evaluation of the adequacy of the estimates related to our allowance for doubtful accounts. We evaluated the impact on outstanding receivables and the increased risk of collection resulting from changes in the sales force deployment, which consisted primarily of reductions in headcount in underperforming international territories and the elimination of specific US sales personnel and the worsening economic environment. As a result of the reductions in international territories and the reduced presence in such locations, we perceived increased risk related to the collection of certain foreign outstanding receivables and provided for such receivables accordingly. The $2.8 million provision consisted of approximately $2.0 million related to foreign accounts receivable and approximately $0.8 million related to domestic accounts receivable. We implemented enhanced collection processes and did not experience recurring collectibility issues in 2002.

      Restructuring costs were $3.0 million in 2002 and $6.6 million in 2001 (See detailed discussion above on these restructuring charges). Separate from the restructuring charge, we also recognized in 2001 an asset impairment charge of $2.0 million, relating to a $1.5 million write-off of software and computer equipment and a $0.5 million impairment of certain intangible assets. The majority of the software and computer equipment write-off related to software purchased for internal use that will not be installed or utilized in the future. The intangible assets consisted primarily of customer lists and non-compete agreements acquired in 2000 that were deemed to have no future value.

      Other Income (Expense). Other income (expense) totaled $2.1 million in 2002 and $(2.9) million in 2001. In 2002, other income (expense) was primarily comprised of (i) receipt of a $1.3 million insurance settlement of a business interruption business claim made in 2001 and (ii) interest income of $0.7 million. In 2001, other income (expense) was primarily comprised of (i) a write-off of a $5.0 million equity investment in a UK-based software distribution and consulting firm and (ii) interest income of $2.1 million. The write-off of the $5.0 million equity investment was based on an independent appraisal of the current fair value of the investment and management’s assessment of the value that would be derived from a future sale. This software distribution and consulting firm has filed for bankruptcy in the UK in 2002. The year-over-year decrease in interest income was due to lower interest rates and lower investment balances in 2002.

      Provision (Benefit) for Income Taxes. In 2002, we provided a full valuation allowance against deferred tax assets of $19.6 million in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes”. As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with our pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

      Net Loss. Due to the factors described above, net loss for 2002 was $24.4 million compared with $24.1 million for 2001.

Recent Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46). This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FIN 46 and extended the effective date for variable interests created on or before January 31, 2003, to the first quarter of 2004. FIN 46 significantly changes the criteria used in determining whether entities are consolidated within financial statements. We expect that the adoption of FIN 46 will not have a material impact on our results of operations, financial position, and cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 had no impact on our financial condition, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. The adoption of SFAS 150 had no impact on our financial condition, results of operations or cash flows.

Liquidity and Capital Resources

      Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

      We had cash, cash equivalents and short-term investments of $35.4 million at December 31, 2003 compared with $37.8 million at December 31, 2002. The year-over-year decline included a one-time payment of $1.9 million in December 2003 to cancel our lease on approximately two-thirds of our excess office space in Houston. Other changes netted to a decrease of approximately $0.5 million.

      Cash flows (used in) provided by operating activities were $(1.7) million in 2003 and $1.6 million in 2002. The decline in cash flows from operating activities was primarily related to the $3.1 million increase in accounts receivable balance resulting from the higher level of sales occurring in the fourth quarter of 2003 as compared with the fourth quarter of 2002.

      Cash flows (used in) provided by investing activities were $(2.3) million in 2003 and $0.2 million in 2002. The decrease in cash generated from investing activities related to no proceeds generated from the maturity of investments in 2003 compared to $3.2 million in 2002. Capital expenditures were $2.3 million in 2003 compared with $3.1 million in 2002. The $0.8 million decline in capital expenditures was due to higher costs incurred during 2002 related to our sales force management system.

      Cash flows provided by (used in) financing activities were $0.8 million in 2003 and $(4.8) million in 2002. We received approximately $0.8 million in proceeds from the sale of common stock to employees under our Employee Stock Purchase Plan and the exercises of employee stock options. The major use of cash in financing activities in 2002 was for the repurchase of 5.7 million shares of our common stock for $5.4 million. This use was partially offset by proceeds of $0.6 million primarily from the sale of common stock under our Employee Stock Purchase Plan.

      Our expected principal cash requirements for 2004 are: (i) capital expenditures between $2.5 million and $3.0 million, primarily for computer and software equipment, (ii) to meet our working capital requirements, and (iii) payment of accrued restructuring expenses of approximately $0.75 million. We believe that there is sufficient cash on hand to meet these cash requirements, as well as our cash requirements for the foreseeable future. At December 31, 2003, we had no outstanding debt and do not anticipate the need for third party financing during 2004.

Contractual Commitments

      We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The remaining contractual obligations under these lease commitments were comprised of the following as of December 31, 2003:

Contractual Obligation	Total	2004	2005 - 2007	2008 - 2009	2010 - 2011

Operating leases	$25,090	$5,027	$10,564	$7,100	$2,399
Sub-leasing arrangements*	(563)	(563)	—	—	—

	$24,527	$4,464	$10,564	$7,100	$2,399

*	We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these executed sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments in the preceding table.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements, defined as any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which we have:

•	any obligation under a guarantee contract that has any of the characteristics identified in paragraph 3 of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (November 2002) (“FIN 45”), as may be modified or supplemented, and that is not excluded from the initial recognition and measurement provisions of FIN 45 pursuant to paragraphs 6 or 7 of that Interpretation;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;

•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our own stock and classified in stockholders’ equity in our statement of financial position, and therefore excluded from the scope of FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (June 1998), pursuant to paragraph 11(a) of that Statement, as may be modified or supplemented; or

•	any obligation, including a contingent obligation, arising out of a variable interest (as referenced in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (January 2003), as may be modified or supplemented) in an unconsolidated entity that is held by us or is material to us, where such entity provides financing, liquidity, market risk or credit risk support to us or engages in leasing, hedging or research and development services with us.

Proprietary Rights

      See the discussion below under the headings “Cautionary Statements — Other Companies Might Try to Misappropriate Our Technology” and “Cautionary Statements — We Might Be Accused of Misappropriating a Third Party’s Technology.”

Cautionary Statements

      In addition to the other information in this Report, the following factors in particular (which are not necessarily in any particular order of importance) should be carefully considered when you evaluate BindView and its business. There may be other risks and uncertainties not presently known to us, or that we currently deem immaterial, which could also impair our business operations. As discussed in more detail below, if one or more of the following risks actually occur, it is possible our business, financial condition and operating results could be materially adversely affected.

•	Demand for our products is uncertain in the current economy.

•	Our product sales are significantly concentrated.

•	We may face future competition from established companies entering our market, and/or from consolidated companies.

•	Regulatory-compliance costs are likely to increase.

•	Our products could be rendered obsolete by operating-system and application-program software vendors.

•	Our product sales usually require long lead times.

•	Our quarterly sales are significantly back-end loaded, which can lead to uncertainty about meeting expectations and to lower sales prices.

•	Our sales are somewhat seasonal.

•	Our products may not be able to prevail in comparative evaluations against our competitors’ products.

•	Ongoing refinements to our sales organization may result in transitional inefficiencies.

•	We do not maintain a significant backlog.

•	Our international sales are subject to certain additional risks.

•	We are dependent upon continued growth of the market for Windows system software.

•	We are likely to continue to be confronted by rapidly-changing markets.

•	Our R&D efforts may not be sufficient to keep up with changing markets.

•	Our software could contain errors that are hard to detect and costly to fix.

•	We could be subject to liability claims if our software has errors.

•	We rely on certain third-party relationships, and our business could be hurt if those relationships were to be impaired.

•	We license certain third-party software for inclusion in our product, and such software may not always be available for our use.

•	Our increasing use of development resources in other countries may present risks.

•	Our revenue bases may change with the market.

•	We are affected by the migration rate to Windows 2000.

•	Other companies might try to misappropriate our technology.

•	We might be accused of misappropriating a third party’s technology.

•	Our cost structure is fixed to a certain extent, which may limit our ability to reduce costs if sales decrease.

•	We may be required to defer increasing amounts of revenue in the future.

•	Our stock price has a history of volatility.

•	Our corporate governance structure includes certain anti-takeover provisions.

•	Our network and Web site may be targeted for intentional disruption.

•	Natural disasters and other infrastructure problems may hurt our ability to operate.

      Demand for our products may be uncertain in the current economy. In 2001 the U.S. economy was widely viewed as having entered a recession, which was exacerbated by the terrorist attacks of September 11. It is unclear whether customers’ IT spending for products like ours will increase.

      Our product sales are significantly concentrated. A majority of our revenues are derived from the sale of licenses and maintenance for our vulnerability-management software products. We anticipate these products will account for a majority of our revenues for the foreseeable future. If these products become uncompetitive for any reason, our business could be substantially damaged. Although we currently plan to broaden our product line, we cannot be certain we will be able to reduce our product concentration.

      We may face future competition from established companies entering our market, and/or from consolidated companies. We expect competition in our market to increase significantly as current competitors expand their product lines and services and as new companies enter the market. Many of these existing and potential competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products; more established sales channels; greater software development experience; and greater name recognition. In addition, we have noted what appears to be a trend of consolidation in our market through mergers and acquisitions. For example, Symantec Corporation acquired Axent Technologies and thereby began competing with us in one area of our market. Other examples from recent years include Quest Software’s acquisition of FastLane Technologies Inc. and its announced acquisition of Aelita Software, as well as NetIQ Corporation’s mergers with Mission Critical Software and PentaSafe, Inc. This could result in the creation of new competitors and/or enhancement of the competitive capabilities of existing competitors. If these present and future competitors are successful, we are likely to lose market share and our revenue would likely decline.

      Regulatory-compliance costs are likely to increase. In recent years, the U.S. Congress enacted the Sarbanes-Oxley Act; moreover, the SEC, NASDAQ, and Financial Accounting Standards Board have adopted (and continue to propose) implementing rules, regulations, and standards. These trends are likely to increase our cost of complying with government regulations.

      Our products could be rendered obsolete by operating-system and application-program software vendors. We believe vendors of operating-system and application-program software we support, particularly Microsoft and Novell, could enhance their software to include functionality we provide in our own software. Microsoft has a well-established track record of successfully entering and competing in markets in which it becomes interested; in recent years, Microsoft has publicly announced it intends to focus more intensely on computer- and Internet-related security issues. If such other vendors were to offer greater functionality than they currently do, then even if our software were clearly better, there would still be a substantial risk many customers would elect to use “good enough” functionality in the operating-system or application-program software instead of buying and/or continuing to pay maintenance fees for our software. If this risk were to come to pass, our license and maintenance revenues could be seriously affected.

      Our product sales usually require long lead times. The sales cycles for our products are typically long. The extended sales cycles are due to a variety of reasons, including but not necessarily limited to the following. Our customers must complete their own internal evaluation and budget-approval procedures. Because our software is used in network management, customers often require that several people evaluate the software. Sometimes such people are in different functional and geographic areas and may have different and perhaps conflicting requirements; this can increase the time needed for customer evaluation. In addition, we have recently expanded our product offerings and have been working to sell more enterprise-wide licenses involving multiple BindView products; this likewise can increase the time required for customer review. Some customers intentionally delay purchases for reasons such as budgetary constraints, concerns about the general economy, or a desire to wait until new products are announced, either by us, by our competitors, or by underlying infrastructure vendors such as Microsoft or Novell. Moreover, in recent years we have experienced longer budget and purchasing review cycles from some of our customers.

      Our quarterly sales are significantly back-end loaded, which can lead to uncertainty about meeting expectations and to lower sales prices. We generally record a significant portion of our revenues near the end of each fiscal quarter, due in part to customer buying patterns. Many companies negotiate large purchase agreements near the end of the quarter. We believe these companies expect that by doing so, they can negotiate lower prices and better terms at a time when publicly-traded vendors are conscious of the need to “make their numbers” for the quarter. In any given quarter, such customer behavior can make it difficult for us to forecast our ability to meet the expectations of investors and analysts. We may make some end-of-quarter sales at lower prices than originally offered, which could have an adverse impact on our business.

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

      Our products may not be able to prevail in comparative evaluations against our competitors’ products. Our customers often conduct “beauty contests” in which they evaluate not only our products but those of our competitors. We believe our products usually fare very well in such head-to-head contests, but the possibility always exists that we may lose any given such contest for one or more reasons, some of which may be beyond our control. For example, if our product does not have a certain functionality that is particularly important to a customer, and if a competitor’s product does have such functionality, then we may not be able to win that customer’s business.

      Ongoing refinements to our sales organization may result in transitional inefficiencies. We are currently refining our sales organization and go to market strategy to increase our ability to support enterprise-wide sales. Some of these refinements may require additional training for some of our sales personnel, which can result in temporary inefficiencies as these personnel learn new skills.

      We do not maintain a significant backlog. We normally do not operate with a backlog of product orders because we ship our products shortly after orders are received, and our backlog of services orders is not significant. Consequently, if new product orders were to dry up, we would not be able to cushion the resulting lack of sales with backlog sales.

      Our international sales are subject to certain additional risks. If we are unable to recruit or retain qualified sales personnel, distributors, or resellers, that inability could materially and adversely affect our business. If we are unable to generate increased sales using our international sales force, our costs will be higher without corresponding increases in revenue, resulting in lower operating margins for our international operations. In addition, employment law and policies vary among countries outside the United States, which may reduce our flexibility in managing headcount and, in turn, managing personnel-related expenses. If we do not address the risks associated with international sales in a cost-effective and timely manner, our international sales growth will be limited, operating margins could be reduced and our business could be materially adversely affected. Even if we are able to successfully expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

      We are dependent upon continued growth of the market for Windows system software. We depend upon the success of Microsoft’s Windows 2000 and Windows XP operating systems, and to a lesser extent on the success of Novell’s NetWare operating system and of Microsoft’s Exchange software. In particular, market acceptance of our products depends on the increasing complexity of these software products and the advantages that our own software provides in managing those products. There may be times when the growth of one or more of these software products flattens out or even declines, especially if IT spending becomes, or stays, generally flat. To a certain extent, the growth in the Windows system software products comes at the expense of the corresponding Novell products, meaning that even if we gain customers on the Windows side, we may lose customers on the Novell side.

      We are likely to continue to be confronted by rapidly-changing markets. The markets in which we do business can often be subject to rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands, the emergence of new security threats, and evolving industry standards. Our products could be rendered obsolete if new products based on new technologies are introduced or new industry standards emerge. Our future success will depend in part on our ability to react to, and ideally to anticipate, these changes.

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

      Our software could contain errors that are hard to detect and costly to fix. Our software products are complex and usually are installed and used in large computer networks having a wide variety of equipment and networking configurations. We try to test our new products and product enhancements thoroughly and to work with customers through our customer support services organization to identify and correct errors (“bugs”). Even so, we might first become aware of a particular error in a product or product enhancement only after we had released it for general licensing availability. Depending on severity, such errors could cost us substantial time and money to fix, possibly delaying our work on other new products or product enhancements. In addition, such errors could damage our reputation, possibly hurting our ability to sell not only the product or product enhancement in question but perhaps other products as well. Moreover, the operating-system or applicable-program software with which our products operate could itself have bugs; this could result in problems being incorrectly blamed on our software, which in turn could result in our having to spend time and money addressing the problems even though they ultimately proved not to have been of our making.

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

      We rely on certain third-party relationships, and our business could be hurt if those relationships were to be impaired. We rely to a considerable extent on our relationships with Microsoft and Novell; for example, we attempt to coordinate our product offerings with the future releases of their operating systems. These companies may not notify us of feature enhancements prior to new releases of their operating systems in the future. In particular, our relationship with Novell has been strained in recent years, to the point that in 2003 Novell declined to renew our premium-level membership status in the Novell DeveloperNet organization. If our relationship with companies like Microsoft and Novell were to deteriorate, we might not be able to introduce new products and product enhancements on a timely basis to capitalize on other companies’ new releases and feature enhancements. This could result in portions of our installed base of customers not being able to use our products effectively with these other companies’ new releases and feature enhancements. That in turn could lead to one or more of our competitors, having better relationships with these companies, pulling ahead of us in the marketplace.

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

      Our increasing use of development resources in other countries may present risks. We are increasing our use of software development personnel at our Indian subsidiary. Political uncertainty in that region of the world, possibly including armed conflict, could interfere with our operations there. The use by American companies of non-U.S. personnel in overseas operations has been the subject of some negative publicity, especially in connection with the upcoming U.S. presidential election. If federal or state laws were to be changed to restrict the use of non-U.S. personnel by U.S. companies, or to (further) restrict the ability of state- and federal agencies to purchase products with significant non-U.S. content, our business could be hurt.

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

      We are affected by the migration rate to Windows 2000, Windows XP, and Microsoft Exchange. Our ability to sell licenses for some of our directory-migration products depends in part on the rate at which customers elect to migrate their networks to Microsoft’s Windows 2000 or Windows XP operating system or to Microsoft Exchange.

      Other companies might try to misappropriate our technology. We attempt to protect our technology with a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions. We license our software products primarily under “click-wrap” licenses agreements. We believe, however, these measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. We have found historically that a few customers use our software for more than they have paid for, representing a loss of revenue for us. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States, and we may be subject to unauthorized use of our products in those countries. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations. Our means of protecting our proprietary rights may not be adequate to protect our products and technology from unauthorized copying. In addition, competitors may be able to independently develop similar or superior technology.

      We might be accused of misappropriating a third party’s technology. Litigation regarding intellectual property rights is not uncommon in the software industry. We expect software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that we are infringing any proprietary rights of third parties. From time to time, however, third parties may claim we have infringed on their intellectual property rights. Any such claims, with or without merit, could be time consuming to defend, could result in costly litigation, could divert management’s attention and resources, could cause product shipment delays, or could require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. If a third party alleges we have infringed its intellectual property rights, we may choose to litigate the claim and/or seek an appropriate license from the third party. The mere fact a third party makes such an allegation could damage our reputation and hurt our ability to sell our products, and we might have little or no practical recourse even if the allegation is baseless. If someone were successfully to make a claim of infringement against us, and if we could not or did not obtain a license or develop alternative technology on a timely basis, our business could be materially adversely affected.

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

      Our stock price has a history of volatility. There have been times when the market price of our common stock has been highly volatile (like that of many other technology companies). We expect our stock price will continue to fluctuate in the future. These fluctuations may be due to factors specific to our company, to changes in analysts’ earnings estimates, to the relatively low volume of trading in our common stock in recent months, or to factors affecting the computer industry or the securities markets in general. We believe that quarter-to-quarter and year-to-year financial comparisons are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance; nevertheless, if our quarterly and annual operating results should fail to meet market expectations, the trading price of our common stock could be negatively impacted. Our quarterly and annual operating results have varied substantially in the past and may vary substantially in the future due to a number of factors described elsewhere in this Report, which could lead to significant changes in our stock price.

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

      Our network and Web site may be targeted for intentional disruption. As a leading provider of security-related software, we anticipate that, from time to time, our corporate computer network and our Web site may be targeted for intentional disruption by “black-hat” hackers. We believe we have taken sufficient precautions to prevent such disruption, but we cannot be certain we will succeed in preventing all such disruption. If such disruption is successful, it could hurt our business activities; if successful disruption becomes publicly known, it could also damage our reputation and that of our products and services.

      Natural disasters and other infrastructure problems may hurt our ability to operate. We rely heavily on our telephone system, computer network, and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation, and direct provision of fee-based services. Those systems may be vulnerable to damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, flooding such as that resulting from Tropical Storm Alison in June 2001, telecommunications failure, sabotage, terrorist attacks such as those of 9/11, telecommunications failure, sabotage, terrorist attacks, vandalism and similar events. Despite precautions, a natural disaster or other unanticipated problems could result in interruptions in our service or significant damage. In addition, failure of any of our telecommunications providers to provide consistent data communications capacity could result in interruptions in our services and thus in our ability to provide service to our customers.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to a variety of risks associated with foreign currency exchange rate fluctuations and changes in the market value of its investments. Special Note: Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See “Business — Special Note Regarding Forward-Looking Statements‘ contained elsewhere herein.

Foreign Currency Exchange Rates

      We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For the years ended December 31, 2003, 2002 and 2001, approximately 13 percent, 11 percent and 13 percent of our consolidated revenues, respectively, were generated from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Based on our foreign currency exchange instruments outstanding at December 31, 2003, we estimate a near-term change in foreign currency rates would not materially affect our financial position, results of operations or net cash flows for the year ended December 31, 2004. We used a value-at-risk (“VAR”) model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95 percent confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that we will incur.

Interest Rate Risk

      We adhere to a conservative investment policy, whereby our principal concern is the preservation of liquid funds while maximizing our yield on liquid assets. Cash, cash equivalents, short-term investments and long-term investments (including restricted cash) approximated $39.9 million and $42.3 million at December 31, 2003 and 2002, respectively. Such amounts were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold. We estimate that a near-term change in interest rates would not materially affect our financial position, results of operations or net cash flows for the year ended December 31, 2004. We used a VAR model to measure potential market risk on our marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95 percent confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that we will incur.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary financial information required to be filed under this Item are presented in Item 15 of this Annual Report on Form 10-K.

’

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and Chief Financial Officer, with the participation of other management personnel, have carried out an evaluation of the effectiveness of the design and operation for our disclosure controls and procedures as of December 31, 2003.

      There have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      For information concerning this Item, see text under the captions “Election of Directors,” “Executive Officers and Compensation,” “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and “Code of Ethics” in the proxy statement relating to our 2004 annual meeting of shareholders (the “Proxy Statement”) to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 11.	Executive Compensation

      For information concerning this Item, see text under the captions “Executive Officers and Compensation” in the Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      For information concerning this Item, see text under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      For information concerning this Item, see text under the caption “Certain Relationships and Transactions” in the Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      For information concerning this Item, see text under the caption “Relationship with Independent Accountants” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents included in this Annual Report on Form 10-K:

      Other financial schedules under the Securities Exchange Act of 1934, as amended have been omitted because they are either not required or are not material.

      (b) Reports of Form 8-K:

      In a report on Form 8-K dated October 22, 2003, the Company furnished a press release announcing, among other things, preliminary revenue expectations for the third quarter of 2003 and updated guidance for the second half of 2003.

      In a report on Form 8-K dated October 23, 2003, the Company furnished a press release announcing, among other things, financial results for the quarter ended September 30, 2003.

      (c) Exhibits:

      Reference is made to the Exhibit Index at the end of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of BindView Development Corporation:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) on page 29 present fairly, in all material respects, the financial position of BindView Development Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Houston, Texas

February 10, 2004

BINDVIEW DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$35,449	$37,760
Cash — restricted	2,750	—
Accounts receivable, net of allowance of $1,040 and $1,237	14,337	11,199
Other	2,180	2,052

Total current assets	54,716	51,011
Property and equipment, net	6,564	7,816
Investments and other assets	1,998	4,729

Total assets	$63,278	$63,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,066	$1,990
Accrued liabilities	4,879	6,341
Accrued compensation	5,275	3,907
Deferred revenue	13,351	12,464

Total current liabilities	25,571	24,702
Deferred revenue	1,477	2,213
Other	2,087	1,215
Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued	—	—
Common stock, no par value, 100,000 shares authorized, 47,034 and 46,278 shares issued and outstanding	1	1
Additional paid-in capital	105,176	104,332
Notes receivable from shareholder	(392)	(892)
Accumulated deficit	(72,034)	(68,398)
Accumulated other comprehensive income	1,392	383

Total shareholders’ equity	34,143	35,426

Total liabilities and shareholders’ equity	$63,278	$63,556

See notes to consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenues:
Licenses	$35,530	$37,238	$42,532
Services	32,315	29,740	28,356

	67,845	66,978	70,888
Cost of revenues:
Cost of licenses	527	500	1,059
Cost of services	6,954	5,782	6,407

	7,481	6,282	7,466
Gross profit	60,364	60,696	63,422
Operating costs and expenses:
Sales and marketing	36,040	37,242	49,079
Research and development	18,423	19,219	22,668
General and administrative	7,750	7,932	14,600
Restructuring	2,184	3,002	6,594
Asset impairment	—	276	1,979

Operating loss	(4,033)	(6,975)	(31,498)
Other income (expense), net	447	2,104	(2,859)

Loss before income taxes	(3,586)	(4,871)	(34,357)
Provision (benefit) for income taxes	50	19,562	(10,211)

Net loss	$(3,636)	$(24,433)	$(24,146)

Loss per common share — basic and diluted	$(0.08)	$(0.49)	$(0.47)

Number of shares used to calculate per share amounts, basic and diluted	46,714	50,319	51,438
Reconciliation of net loss to comprehensive loss:
Net loss	$(3,636)	$(24,433)	$(24,146)
Unrealized gain from foreign currency translation	1,009	568	84

Comprehensive loss	$(2,627)	$(23,865)	$(24,062)

See notes to consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

						Accumulated
	Common Stock		Additional	Shareholder		Other		Total
			Paid-In Capital	Note	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Amount	Receivable	Deficit	Income (Loss)	Stock	Equity

Balance at December 31, 2000	52,298	$1	$117,816	$(144)	$(19,819)	$(269)	$(5,324)	$92,261
Exercise of stock options and warrants	1,490	—	1,558	—	—	—	—	1,558
Tax benefit related to exercise of employee stock options	—	—	867	—	—	—	—	867
Employee stock purchase plan	187	—	599	—	—	—	—	599
Treasury stock purchases (2,363 shares)	—	—	—	—	—	—	(7,414)	(7,414)
Common stock issued under restricted stock agreement	400	—	1,044	(1,044)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	84	—	84
Net loss	—	—	—	—	(24,146)	—	—	(24,146)

Balance at December 31, 2001	54,375	$1	$121,884	$(1,188)	$(43,965)	$(185)	$(12,738)	$63,809
Exercise of stock options	108	—	66	—	—	—	—	66
Employee stock purchase plan	490	—	498	—	—	—	—	498
Treasury stock purchases (5,697 shares)	—	—	—	—	—	—	(5,378)	(5,378)
Retirement of treasury stock	(8,695)		(18,116)				18,116	—
Reduction of shareholder note in lieu of guaranteed bonus	—	—	—	296	—	—	—	296
Foreign currency translation adjustment	—	—	—	—	—	568	—	568
Net loss	—	—	—	—	(24,433)	—	—	(24,433)

Balance at December 31, 2002	46,278	$1	$104,332	$(892)	$(68,398)	$383	$—	$35,426
Exercise of stock options	281	—	390	—	—	—	—	390
Provision for reserve on note receivable	—	—	—	144	—	—	—	144
Reduction of shareholder note in lieu of guaranteed bonus	—	—	—	356	—	—	—	356
Employee stock purchase plan	475	—	454	—	—	—	—	454
Foreign currency translation adjustment	—	—	—	—	—	1,009	—	1,009
Net loss	—	—	—	—	(3,636)	—	—	(3,636)

Balance at December 31, 2003	47,034	$1	$105,176	$(392)	$(72,034)	$1,392	$—	$34,143

See notes to consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(3,636)	$(24,433)	$(24,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,574	4,442	5,413
Bad debt expense	—	—	3,474
Asset impairments	—	276	8,148
Deferred income tax provision (benefit)	—	19,562	(10,211)
Stock compensation expense	357	—	—
Provision for reserve on note receivable and other	144	48	197
Changes in operating assets and liabilities:
Accounts receivable	(2,937)	(933)	9,753
Other assets	(62)	(773)	75
Accounts payable	18	36	(2,279)
Accrued liabilities	732	1,811	4,290
Deferred revenues	81	1,602	1,537

Net cash provided by (used in) operating activities	(1,729)	1,638	(3,749)

Cash flows from investing activities:
Capital expenditures	(2,307)	(3,064)	(2,986)
Net proceeds from maturity (purchase) of investments	—	3,253	6,951
Other	—	40	—

Net cash provided by (used in) investing activities	(2,307)	229	3,965

Cash flows from financing activities:
Restriction on cash under letter of credit	—	—	(4,500)
Repurchase of common stock	—	(5,378)	(7,414)
Net proceeds from sale of common stock	844	564	2,060

Net cash provided by (used in) financing activities	844	(4,814)	(9,854)
Effect of exchange rate changes on cash	881	916	92

Net decrease in cash and cash equivalents	(2,311)	(2,031)	(9,546)
Cash and cash equivalents at beginning of year	37,760	39,791	49,337

Cash and cash equivalents at end of year	$35,449	$37,760	$39,791

Non-cash financing and investing activities:
Reduction of shareholder note in lieu of guaranteed bonus	$356	$296	$—
Tax benefit related to the exercise of employee stock options	$—	$—	$867
Note receivable from shareholder in exchange for 400 shares of restricted common stock	$—	$—	$1,044

See notes to consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Operations

      BindView Development Corporation (“BindView” or the “Company”), a Texas corporation, was incorporated in May 1990. The Company delivers security management software solutions to help safeguard computer systems and networks from security breaches and helps protect business systems from both internal and external threats. The Company’s suite of cross-platform software and associated services help secure, automate and reduce the costs of managing information technology infrastructures.

Principles of Consolidation and Basis of Presentation

      The accompanying consolidated financial statements include the accounts of BindView and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

      The Company follows American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” (“SOP 98-9”), with respect to revenue recognition. The Company primarily licenses its software products under perpetual licenses. Revenues are recognized under these arrangements once the following criteria are met: (i) a written purchase order, license agreement or contract has been executed; (ii) software, or software license authorization code in situations where the customer previously received evaluation software, has been delivered to the customer; (iii) license agreements with no significant vendor obligations or customer acceptance rights outstanding have been issued to the customer; (iv) the license fee is fixed and determinable and collection of the fee is probable; and (v) vendor-specific objective evidence exists to allocate the total fee. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately or at the renewal rate for maintenance agreements in subsequent years. In situations where vendor-specific objective evidence does not exist, and all other revenue recognition criteria have been met, revenue is recognized ratably over the term of the agreement.

      The Company does not develop new products under contractual arrangements with customers and does not substantially modify its products and their functionality for specific customers and therefore does not use contract accounting in determining revenue recognition. In rare situations when installation is essential to the functionality of the software, revenue is deferred until completion of the installation. Certain of these items may require the application of judgment when evaluating specific business arrangements in a changing environment against the Company’s normal business practices.

      The Company does not provide price protection in customer agreements and generally does not provide conditions of acceptance in sales agreements. If conditions of acceptance exist, the Company defers revenue recognition until such acceptance clauses lapse. If a right of return is granted on a sales transaction, it is generally for a period of 10 days and related return experience has been nominal. In situations where the Company grants a 10-day right of return period, revenue recognition is not precluded. In the few situations were return rights exceed 10 days, revenue recognition is deferred as appropriate. The Company has experienced di minimus warranty claims. The Company provides customary software warranties indicating the software will conform to published specifications, does not include viruses, back doors, etc., and does not infringe third-party intellectual property rights. To date, the Company has experienced di minimus warranty claims.

      The Company recognizes revenues from sales made through distributors, value-added resellers (“VARs”), and original equipment manufacturers (“OEMs”) after all revenue recognition criteria set forth above are met and after execution of a written purchase order, license agreement or contract with either the reseller or end user. The Company performs ongoing credit evaluations and assessments of the financial viability of its customers, including distributors, VARs and OEMs, in determining whether or not revenue recognition is appropriate.

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Service revenues are comprised primarily of maintenance revenue, with much smaller components of revenue from training and consulting services. Maintenance revenue represented approximately 87%, 88% and 92% of total service revenue in 2003, 2002 and 2001, respectively. Customers generally elect to purchase a one to three year maintenance agreement in conjunction with their licensing of the Company’s products, which is renewable, at the customer’s discretion, upon expiration of the original maintenance contract. Maintenance revenues are recognized ratably over the contract term. Training and consulting service revenues are recognized when the training or consulting activities are performed, generally within a few weeks of product installation by the customer. Services, other than maintenance, are of a short-term nature and are not provided under multi-year contracts.

      Deferred revenue is comprised primarily of maintenance revenue and revenue from training and consulting services. The portion of maintenance contract revenues that have not yet been recognized as revenues are reported as deferred revenue in the accompanying consolidated balance sheet. Deferred maintenance revenue which has not been collected is not recognized.

Research and Development

      The Company follows SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, in accounting for research and development costs. These costs are charged to operations as they are incurred until technological feasibility has been determined. The Company currently considers technological feasibility to have been established once a working model of a product has been produced and tested. The judgment regarding when an adequate working model has been satisfactorily tested is subjective and the degree of proximity of that date to product release influences how much cost is capitalized. To date, costs incurred by the Company’s development staff subsequent to the establishment of technological feasibility have not been material.

Software Developed for Internal Use

      The Company follows Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) in accounting for certain costs related to the development or purchase of internal-use software. Under SOP 98-1, generally costs, other than those related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project, which are expensed as incurred, are capitalized and amortized over the estimated useful life of the software. During 2003, there were no costs associated with the development of internal-use software that were capitalized. The Company capitalized approximately $0.8 million in 2002 and $0.3 million in 2001 in costs associated with the development of internal-use software. At December 31, 2003 and 2002, capitalized software development costs, net of amortization, totaled approximately $0.5 million and $0.8 million, respectively, and were included in property and equipment in the accompanying Consolidated Balance Sheets.

Stock Options

      The Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common shares at the date of the grant over the amount an employee must pay to acquire the common shares. The Company generally grants options at prices equal to the market price of common shares on the date of the grant. However, if options are granted at a price below fair market value, compensation expense is recorded in accordance with the provisions of APB 25. Compensation expense may also be recognized for certain options which are considered variable option grants. Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

certain information using tabular presentation as presented below. This table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net loss as reported	$(3,636)	$(24,433)	$(24,146)
Add: Stock-based employee compensation expense included in reported net loss	357	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(6,343)	(7,979)	(7,685)

Pro forma net loss	$(9,622)	$(32,412)	$(31,831)

Loss per common share (basic and diluted):
— As reported	$(0.08)	$(0.49)	$(0.47)
— Pro forma	$(0.21)	$(0.64)	$(0.62)

      The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	Year Ended
	December 31,

	2003	2002	2001

Expected life (in years)	5	5	6
Interest rate	4%	5%	5%
Volatility	100%	106%	112%
Dividend yield	0%	0%	0%

Income Taxes

      The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances may also be provided based upon subjective evaluations of facts, circumstances and expectations, which may change over the course of time (see Note 5).

Cash and Cash Equivalents

      All short-term investments with an original maturity of 90 days or less are considered cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

      The Company provides an allowance for doubtful accounts when collection is considered doubtful. The Company performs ongoing credit evaluations of its customers, reviews its collection efforts and analyzes its payment experience with specific customers in order to determine whether or not collection is doubtful. There may be a significant fluctuation in the provision for doubtful accounts to the extent the Company’s evaluation of the economy, facts, circumstances and expectations change.

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Investments

      The Company’s short-term investments include commercial paper, corporate bonds or certificates of deposit that have original maturities of more than three months and less than one year. The Company’s long-term investments are comprised entirely of restricted cash deposits.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lives of the respective leases or the service lives of the improvements. Repairs and maintenance are charged to expense as incurred. When an item is sold or retired, the related accumulated depreciation is relieved and the resulting gain or loss net of cash received, if any, is recognized in the consolidated statement of operations and comprehensive loss.

Long-Lived Assets

      In the event that facts and circumstances indicate that long-lived assets may be impaired, the Company evaluates the recoverability of such assets. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. The Company believes all long-lived assets are fully realizable as of December 31, 2003.

Advertising Costs

      Advertising costs are expensed when incurred.

Foreign Currency Translation

      The Company’s foreign subsidiaries use the local currency as their functional currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The impact of currency fluctuations is recorded as a separate component of comprehensive income (loss) in the accompanying consolidated statement of operations and comprehensive loss.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. These factors include: the range of accounting policies permitted by U.S. generally accepted accounting principles; management’s understanding of the Company’s business (both historical results and expected future results); the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is a greater uncertainty in the information that is available upon which to base the estimate; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Management must apply significant judgment in this process. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates, which may result in the selection of estimates that could be viewed as conservative or aggressive by others, based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Actual results could differ from those estimates.

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Reclassifications

      Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the presentation for the current year.

Recent Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46). This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FIN 46 and extended the effective date for variable interests created on or before January 31, 2003, to the first quarter of 2004. FIN 46 significantly changes the criteria used in determining whether entities are consolidated within financial statements. The Company expects that the adoption of FIN 46 will not have a material impact on its results of operations, financial position, and cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 had no impact on the Company’s financial condition, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. The adoption of SFAS 150 had no impact on the Company’s financial condition, results of operations or cash flows.

2.	Restructuring Expenses and Asset Impairments

      Restructuring costs were $2.2 million in 2003, $3.0 million in 2002 and $6.6 million in 2001. Restructuring costs in 2003 consisted of a $1.6 million increase in the accrual for carrying costs of abandoned lease space (which were accrued as part of the Company restructuring plans in 2001 and 2002) and a $0.6 million charge related to the Company’s sales and marketing reorganization plan (the “2003 Restructuring Plan”). The $1.6 million increase in the accrual reflected the Company’s decision to (i) cancel its lease on two of the three abandoned floors (the maximum cancelable under the lease agreement), which resulted in a $1.9 million payment to the landlord in December and (ii) an assessment of the estimated remaining carrying costs (i.e., estimated future lease expense, less estimated sublease income over the remaining term of the leases) associated with the remaining excess floor in Houston and other excess office space held by the Company. The cancellation of two floors by the Company resulted in an upward adjustment to the Company’s 2001 Restructuring Plan accrual of

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

$0.9 million, which was partially offset with a reduction to deferred rent expense associated with the canceled space of approximately $0.4 million. The assessment of the carrying costs with the remaining excess floor in Houston resulted in an upward adjustment to the 2002 Restructuring Plan of $1.1 million. Restructuring costs in 2002 consisted of a $1.9 million charge for the Company’s 2002 Restructuring Plan and a $1.1 million increase to the accrual for the 2001 Restructuring Plan. The $1.1 million adjustment was the result of an increase in the estimated carrying costs for the Company’s two floors abandoned as part of the 2001 Restructuring Plan.

      The estimated carrying costs of the remaining abandoned lease space were determined with the assistance of the Company’s leasing agent and were based on an assessment of applicable commercial real estate markets. The principal reason for the change in estimate was the continued deterioration of the sublease market for commercial real estate in Houston, Texas that occurred since the original determinations were made. The change in estimates primarily related to: (i) a lowering of the expected sublease rate to reflect the drop in rates (with minimal expected escalation over the remaining lease term), (ii) lengthening the time to sublease the abandoned lease space either initially or after the existing sublease expires and (iii) an increase in expense for inducements (e.g., rent abatement, tenant improvement allowances, etc.) that potentially would be offered to prospective tenants of the space.

      In January 2003, the Company approved a sales and marketing reorganization plan (the “2003 Restructuring Plan”). The cost of this plan totaled approximately $0.6 million and consisted primarily of (i) involuntary employee separation for approximately 20 employees (a reduction in workforce of approximately 4 percent), (ii) closing the Company’s Netherlands sales office, and (iii) reserves for leasehold abandonment.

      The 2003 Restructuring Plan activity from January 1, 2003 to December 31, 2003 was as follows (in thousands):

	Restructuring	Restructuring Charge	Cash	Remaining Accrual
	Charges	Adjustments	Expenditures	12/31/2003

Employee severance	$442	$(6)	$(436)	$—
Lease commitments	27	(14)	(13)	—
Office closure costs	80	—	(80)	—

	$549	$(20)	$(529)	$—

      All actions under the 2003 Restructuring Plan were completed by December 31, 2003.

      In July 2002, the Company approved a restructuring plan to improve operating efficiency and improve sales and marketing productivity (the “2002 Restructuring Plan”). The cost of this plan totaled approximately $1.9 million and consisted primarily of (i) involuntary employee separation for approximately 30 employees (a reduction in workforce of approximately 5 percent), (ii) closing the Company’s Boston development center and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts. The costs of the plan were based on the Company’s best estimate utilizing information available at the time.

      The 2002 Restructuring Plan activity from January 1, 2003 to December 31, 2003 was as follows (in thousands):

	Remaining Accrual	Restructuring Charge	Cash	Remaining Accrual
	12/31/2002	Adjustments	Expenditures	12/31/2003

Employee severance	$238	$—	$(238)	$—
Lease commitments	944	1,089	(495)	1,538

	$1,182	$1,089	$(733)	$1,538

      The remaining accrual for the 2002 Restructuring Plan at December 31, 2003 is comprised of the estimated carrying costs for the remaining excess space in Houston, Texas. As discussed in detail above, the restructuring

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

charge adjustments during 2003 were based on the Company’s assessment of the remaining carrying costs of the remaining excess lease space. Additional adjustments to this balance could be required in future periods based on the economic outlook of the real estate market in Houston, Texas.

      In connection with the 2002 Restructuring Plan, the Company also determined that certain leasehold improvements related to the downsized or closed offices were impaired and recognized an asset impairment of $0.3 million.

      In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability (the “2001 Restructuring Plan”). The cost of this plan totaled approximately $6.6 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of the Company’s Boston and Arlington development centers and certain of the Company’s European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices.

      The 2001 Restructuring Plan activity from January 1, 2003 to December 31, 2003 was as follows (in thousands):

	Remaining	Restructuring		Remaining
	Accrual	Charge	Cash	Accrual
	12/31/2002	Adjustments	Expenditures	12/31/2003

Lease commitments	$1,384	$941	$(1,872)	$453

	$1,384	$941	$(1,872)	$453

      The remaining accrual for the 2001 Restructuring Plan consists of excess carrying costs until the cancellation is effective in September of 2004. As discussed in detail above, the restructuring charge adjustments during 2003 were the result of the lease cancellation for the Company’s two floors abandoned as part of the 2001 Restructuring Plan.

      The Company also recorded asset impairment charges totaling $7.0 million during 2001 consisting of: (i) a write off of a $5.0 million equity investment in a UK-based software distribution and consulting firm and (ii) an asset impairment charge of $2.0 million consisting of $1.5 million for software and computer equipment and a $0.5 million impairment of certain intangible assets. The investment in the UK-based software firm was originally made during the second quarter of 2000 and consisted of $5.0 million of redeemable preferred stock in the firm and $1.0 million of intangible assets, primarily consisting of customer lists and non-compete agreements which were being amortized over their useful lives ranging from one to three years. The write-off of the $5.0 million equity investment, which is included in other income (expense) in the Company’s consolidated statement of operations and comprehensive loss, was based on an independent appraisal of the current fair value of the investment and management’s assessment of the value that would be derived from the investment. The intangible assets had a net book value of $0.5 million at the date of the impairment after the Company incurred $0.2 million and $0.3 million in amortization expense for the years ending December 31, 2001 and 2000, respectively. The majority of the $1.5 million in software and computer equipment impairment related to the acquisition of a financial management system that management had determined would not be installed or utilized in the future.

3.     Restricted Cash

      At December 31, 2003 and 2002, the Company had $4.5 million of restricted cash, which is on deposit with a financial institution as collateral for a $4.5 million irrevocable letter of credit that was issued by that institution on the Company’s behalf to meet the collateral requirement of its corporate office lease. Under terms of the office

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

lease, this letter of credit requirement is reduced to $1.75 million in 2004 and expires in 2005. Except for the current portion of the restricted cash, which is included in current assets, the restricted cash is included in investments and other assets in the accompanying Consolidated Balance Sheets.

4.     Property and Equipment

      Property and equipment were comprised of the following:

		December 31,
	Estimated
	Useful Lives	2003	2002

	(In thousands)
Computer equipment and software	3 years	$19,549	$18,402
Office furniture and other equipment	3-10 years	4,161	3,497
Autos	5 years	49	49
Leasehold improvements	Lease terms	5,061	4,777

		28,820	26,725
Less — accumulated depreciation		(22,256)	(18,909)

		$6,564	$7,816

      Depreciation expense totaled $3.6 million in 2003, $4.1 million in 2002, and $5.2 million in 2001.

5.     Income Taxes

      The components of income (loss) before income taxes are summarized as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
U.S. operations	$(4,351)	$(5,653)	$(37,112)
Foreign	765	782	2,755

Total loss before income taxes	$(3,586)	$(4,871)	$(34,357)

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current
U.S. operations
Federal	$—	$—	$—
State	—	—	—
Foreign	50	—	75

Total current	$50	$—	$75
Deferred
U.S. operations
Federal	$—	$19,466	$(10,250)
State	—	96	(36)
Foreign	—	—	—

Total deferred	$—	$19,562	$(10,286)

Total	$50	$19,562	$(10,211)

      The differences between income taxes computed at the federal statutory income tax rate and the provision (benefit) for income taxes follow:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Income taxes computed at federal statutory income tax rate	$(1,219)	$(1,656)	$(11,681)
State income taxes, net of federal benefit	(513)	(112)	(36)
Foreign income taxes	(210)	(203)	25
Research and development credit	(791)	(275)	(780)
Foreign interest and dividends	467	—	—
Valuation allowance	2,095	21,705	2,035
Other	221	103	226

Total provision (benefit) for income taxes	$50	$19,562	$(10,211)

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The components of deferred tax assets and liabilities at December 31, 2003 and 2002 are comprised of the following:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$18,327	$21,445
Capitalized research and development costs	5,539	4,155
Difference in basis for equity investment	1,872	1,872
Research and development credit carryforward	4,122	3,331
Allowance for doubtful accounts	372	439
Accrued liabilities	544	886
Differences in basis for long-lived assets	1,705	1,646
Other	952	409

	33,433	34,183
Deferred tax liabilities	—	—
Total	33,433	34,183
Less: Valuation allowance	(33,433)	(34,183)

Total deferred tax asset	$—	$—

      At December 31, 2003, the Company has a domestic NOL carryforward of approximately $51 million, of which $8 million expires in 2012, $39 million expires from 2018 through 2021 and $4 million expires in 2022. The Company also has a foreign NOL carryforwards totaling approximately $3 million and a research and development credit carryforward of $4 million expiring between 2018 and 2023.

      During 2002, the Company made an assessment of realization of its deferred tax assets and concluded that a full valuation allowance was appropriate, resulting in a charge of 19.6 million. As of December 31, 2003, the Company has a full valuation allowance of $33.4 million against its deferred tax assets. As in its prior assessments, the Company considered its current and previous performance and other relevant factors in determining the sufficiency of its valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than management’s outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company’s pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

      United States income taxes have not been provided on the cumulative undistributed earnings, which totaled approximately $2.6 million at December 31, 2003, of the Company’s foreign subsidiaries as it is the Company’s intention to reinvest such earnings indefinitely.

6.     Net Loss Per Share

      The Company’s loss per share data is presented in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share are computed using the weighted average number of shares outstanding. Diluted earnings (loss) per share are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock. The

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	2003	2002	2001

Numerator:
Net loss — numerator for loss per share — basic and diluted	$(3,636)	$(24,433)	$(24,146)
Denominator:
Denominator for basic loss per share — weighted-average shares	46,714	50,319	51,438
Effect of dilutive securities:
Effect of stock options	—	—	—

Total diluted shares	46,714	50,319	51,438

Loss per common share — basic and diluted	$(0.08)	$(0.49)	$(0.47)

      Options to purchase 9.6 million, 7.5 million and 8.2 million shares of common stock for the years ended December 31, 2003, 2002 and 2001, respectively, were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

7.     Shareholders’ Equity

Common Stock

      In 1998, the Company issued 0.5 million shares of common stock to the two founders of Entevo pursuant to the terms of restricted stock purchase agreements. The common stock was issued at $0.05 per share in consideration of full recourse promissory notes due in 2003 bearing interest at 6 percent from the founders. During 2000, one promissory note totaling $0.1 million was paid in full. During 2003, the Company provided a full reserve on the remaining note which had an outstanding balance of $0.1 million.

      In May of 2001, the Company, under terms of a restricted stock agreement, issued 0.4 million shares of restricted common stock to an executive officer at $2.61 per share in exchange for a full recourse promissory note of approximately $1.0 million. The restricted common stock vests over a four-year period from the date of issuance. At December 31, 2001, the May 2001 agreements were rescinded and a new restricted stock agreement and promissory note were entered into reflecting issuance of 0.4 million shares to the executive at $1.97 per share. Additionally, the executive’s employment agreement was amended to lower his guaranteed signing bonus in proportion to the reduction in proceeds to the Company from the stock issuance.

Shareholder Rights Plan

      On September 17, 2001 the Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”). Pursuant to the Rights Plan, the Company distributed Preferred Stock Purchase Rights (“Rights”) as a dividend at the rate of one Right for each share of the Company’s common stock held by stockholders of record as of September 21, 2001 (the “Record Date”). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after Record Date, until the occurrence of certain specified events. The Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company. The Rights are not exercisable until the earlier of (i) ten days following an announcement that a person or group has acquired beneficial ownership of 15 percent of the Company’s common stock or (ii) ten days following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15 percent or more of the Company’s outstanding common stock, subject to certain exceptions (the earlier of such dates being called the (“Distribution Date”)). The Rights are initially exercisable for one one-hundredth of a share of the Company’s preferred stock at a price of $11 per share, subject to adjustment. However, if (i) after the

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Distribution Date the Company is acquired in certain types of transactions, or (ii) any person or group, with certain exceptions, acquires beneficial ownership of 15 percent of the Company’s common stock, then holders of Rights (other than the 15 percent holder) will be entitled to receive upon exercise of the Right, common stock of the Company (or in the case of acquisition of the Company, common stock of the acquirer) having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. The Company may also require the exchange of Rights, at a rate of one share of common stock, for each Right, under certain circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

Treasury Stock Transactions

      Under terms of a share repurchase program approved by the Board of Directors in 2002, the Company purchased approximately 5.7 million shares of common stock during the year ended December 31, 2002, at an average price per share of $0.94. The Company retired these shares in November 2002.

      Under terms of a share repurchase program approved by the Board of Directors in 2000, the Company purchased approximately 2.4 million and 0.6 million shares of common stock at an average price per share of $3.14 and $8.38 during the years ended December 31, 2001 and 2000, respectively. In February 2002, the Company retired all of the 3.0 million shares of common stock held in treasury as of December 31, 2001.

8.     Stock-Based Compensation Plans

Incentive Stock Option Plan

      In 1996, the Company’s Board of Directors adopted the Incentive Stock Option Plan under which 3.7 million shares of common stock have been reserved for issuance of options. As of December 31, 2003, options to purchase 0.5 million common shares were outstanding and 1.1 million options were available for issuance under this plan. Summary data on exercisable options at December 31, 2003, 2002 and 2001, follow:

	2003	2002	2001

Options exercisable (in millions)	0.5	0.5	0.6
Weighted average exercise price on options exercisable	$1.49	$1.38	$1.63

Nonqualified Stock Option Plan

      In 1996, the Company’s Board of Directors adopted the Nonqualified Stock Option Plan under which 3.5 million shares of common stock have been reserved for issuance of options. As of December 31, 2003, 2002, and 2001, there were no options outstanding and 0.3 million options available for issuance under this plan.

1997 Employee Stock Option Plan

      In 1997, the Company’s Board of Directors adopted the 1997 Employee Stock Option Plan under which 2.6 million shares of common stock have been reserved for issuance of options. As of December 31, 2003, options to purchase 0.4 million common shares were outstanding and 0.4 million options were available for issuance under this plan. Summary data on exercisable options at December 31, 2003, 2002 and 2001, follow:

	2003	2002	2001

Options exercisable (in millions)	0.4	0.5	0.4
Weighted average exercise price on options exercisable	$1.42	$2.91	$2.53

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

1998 Omnibus Incentive Plan

      In 1998, the Company’s Board of Directors adopted the 1998 Omnibus Incentive Plan under which 8.0 million shares of common stock have been reserved for issuance of options. As of December 31, 2003, options to purchase 3.8 million common shares were outstanding and 3.3 million options were available for issuance under this plan. Summary data on exercisable options at December 31, 2003, 2002 and 2001, follow:

	2003	2002	2001

Options exercisable (in millions)	1.3	1.2	1.5
Weighted average exercise price on options exercisable	$6.72	$7.16	$8.13

Non-Employee Director Plan

      In 1998, the Company’s Board of Directors adopted the Non-Employee Director Plan under which 0.5 million shares of common stock have been reserved for issuance of options. As of December 31, 2003, options to purchase 0.4 million common shares were outstanding and 0.1 million options were available for issuance under this plan. Summary data on exercisable options at December 31, 2003, 2002 and 2001, follow:

	2003	2002	2001

Options exercisable (in millions)	0.2	0.1	0.1
Weighted average exercise price on options exercisable	$1.47	$1.73	$1.92

      During 2003, the Company’s Board of Directors approved an increase of 0.5 million common shares available for issuance under the plan. This increase is subject to shareholder approval at the Company’s 2004 Annual Meeting of Shareholders. In connection with the authorization of additional shares for the plan, the Board of Directors approved the issuance of options to purchase 0.1 million common shares. These issuances, which are contingent upon shareholder approval, were approved by the Board of Directors at the fair market value at the time of approval. The Company will recognize compensation expense over the vesting period of these options for the difference between the exercise price and the value of the Company’s common stock on the date of shareholder approval.

2000 Indian Stock Option Plan

      In 2000, the Company’s Board of Directors adopted the 2000 Indian Stock Option Plan under which 0.5 million shares of common stock have been reserved for issuance of options. As of December 31, 2003, options to purchase 0.4 million common shares were outstanding and 0.1 million options were available for issuance under this plan. Summary data on exercisable options at December 31, 2003, 2002 and 2001, follow:

	2003	2002	2001

Options exercisable (in millions)	0.1	0.1	0.1
Weighted average exercise price on options exercisable	$4.57	$5.70	$6.63

2000 Employee Incentive Plan

      In 2000, the Company’s Board of Directors adopted the BindView 2000 Employee Incentive Plan under which 4.4 million shares of common stock have been reserved for issuance of options. As of December 31, 2003, options to purchase 4.1 million common shares were outstanding and 0.2 million options were available for issuance under this plan. Summary data on exercisable options at December 31, 2003, 2002 and 2001, follow:

	2003	2002	2001

Options exercisable (in millions)	1.6	0.8	0.4
Weighted average exercise price on options exercisable	$2.46	$3.01	$4.74

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

International Employee Stock Option Plan and Section 102 Share Option Plan

      In 1998, Netect’s Board of Directors adopted the International Employee Stock Option and Section 102 Share Option Plans under which 0.4 million shares of common stock have been reserved for issuance of options. As of December 31, 2003, options to purchase 0.1 million common shares were outstanding. No options are available for issuance under the plans as these plans were made inactive during 2003. In connection with the merger of Netect and the Company, these options were exchanged for options to purchase the Company’s common stock using the exchange ratio, which is reflected in the amounts listed herein. Summary data on exercisable options at December 31, 2003, 2002 and 2001, follow:

	2003	2002	2001

Options exercisable (in millions)	0.1	0.1	0.1
Weighted average exercise price on options exercisable	$7.13	$4.59	$3.50

1997 Entevo Stock Plan and 1998 Indian Stock Option Plan

      In 1997, Entevo’s Board of Directors adopted the 1997 Entevo Stock Plan and in 1998 the 1998 Indian Stock Option Plan under which 0.4 million shares of common stock have been reserved for issuance of options. As of December 31, 2003, options to purchase 0.1 million common shares were outstanding and 0.3 million options were available for issuance under this plan. Certain local regulatory restrictions apply to the Indian Stock Option Plan. In connection with the merger of Entevo into the Company, these options were exchanged for options to purchase the Company’s common stock using the exchange ratio, which is reflected in the amounts listed herein. Summary data on exercisable options at December 31, 2003, 2002 and 2001, follow:

	2003	2002	2001

Options exercisable (in millions)	0.1	0.1	0.1
Weighted average exercise price on options exercisable	$1.75	$1.65	$0.94

All Stock-Based Compensation Plans

      Options granted under the Incentive Stock Option Plan and Nonqualified Stock Option Plan generally vest 20 percent per year over five years. Options granted under the International Employee Stock Option Plan, the Section 102 Share Option Plan, 1997 Entevo Stock Plan, 1998 Indian Stock Option Plan, 2000 Indian Stock Option Plan, Non-Employee Director Plan, and 2000 Employee Incentive Plan generally vest 25 percent per year over four years. Options granted under the 1997 Employee Stock Option Plan and 1998 Omnibus Incentive Plan vest at varying rates. Options expire between one year and ten years from the date of grant. Except as noted below, stock options have been granted at the fair market value of the Company’s stock at the date of grant.

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table summarizes combined activity under the stock option plans for each of the three years ended December 31, 2003:

			Weighted
			Average
			Price Per
	Options	Price Per Share	Share

	(In thousands, except per share amounts)
Options outstanding, December 31, 2000	11,956	$0.38-$22.50	$7.22
Options granted	6,057	$1.00-$ 8.91	$3.13
Options lapsed or canceled	(8,328)	$0.39-$13.81	$7.27
Options exercised	(1,486)	$0.38-$10.06	$1.01

Options outstanding, December 31, 2001	8,199	$0.38-$13.81	$5.28
Options granted	3,149	$0.79-$ 2.37	$1.41
Options lapsed or canceled	(3,698)	$0.41-$13.81	$6.34
Options exercised	(107)	$0.38-$ 2.07	$0.61

Options outstanding, December 31, 2002	7,543	$0.38-$13.75	$3.20
Options granted	3,478	$1.10-$ 3.06	$1.34
Options lapsed or canceled	(1,300)	$0.41-$12.38	$4.73
Options exercised	(280)	$0.46-$ 2.90	$1.39
Reinstated exchange plan options	198	$3.19-$13.13	$10.07

Options outstanding, December 31, 2003	9,639	$0.38-$22.50	$2.54

      The following table summarizes outstanding and exercisable options at various price ranges at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Options	Life in Years	Price	Options	Price

	(Options in thousands)
under $1.00	743	5.6	$0.78	552	$0.72
$1.01-$1.50	3,798	8.5	$1.17	663	$1.34
$1.51-$2.00	1,645	7.9	$1.57	689	$1.62
$2.01-$5.00	2,445	7.4	$2.90	1,356	$3.21
$5.01-$10.00	770	6.0	$8.92	655	$8.98
Over $10.00	238	5.6	$11.80	210	$11.76

	9,639	7.6	$2.54	4,125	$3.66

      Included in the Company’s 2003 stock option activity are grants that were issued with an exercise price that was less than the market price of the Company’s common stock at the date of grant under an option exchange program completed during 2003. The Company issued 0.3 million options at an exercise price of $1.10 per share related to these grants. The weighted average fair value of these shares at the date of grant was $1.86.

Option Exchange Program

      In July 2003, the Company completed a voluntary exchange program whereby employees could surrender options to purchase the Company’s common stock having an option price of $3.00 or higher in exchange for a

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

lesser number of new options at a price equal to the market price on the date of issuance. The program was initiated in November 2002 and during 2003, extended in a manner that enabled participants who previously surrendered their options with the opportunity to rescind their participation. Under this program, the participants in the program surrendered 0.7 million options (which were cancelled by the Company in 2002) and in July 2003, the Company issued new options to purchase 0.3 million shares of common stock.

      As part of its 2003 annual option awards to employees, the Company issued to these participants in 2003 options to purchase 0.2 million common shares. For accounting purposes, these options are variable and during 2003, the Company recognized compensation expense of approximately $0.3 million. At December 31, 2003, the Company had deferred compensation expense related to these options of approximately $0.5 million, which will be amortized over the remaining vesting period of the options. Related future stock compensation expense will increase or decrease dependent upon the value of the Company’s stock until the related option is exercised or expires.

      As part of its annual option awards to employees, the Company also issued options to purchase approximately 0.3 million shares of the Company’s common stock to employees who had exercised their rescission right and opted out of the exchange program referred to above. These options were issued in July 2003 at the same option price for employees who received their annual option award earlier in the year. Since the exercise price of these options was lower than the market price of the Company’s stock at the date of issuance, the Company will recognize compensation expense of approximately $0.3 million over the four year vesting term for these fixed options, of which $0.1 million was recognized in the year ended December 31, 2003.

Employee Stock Purchase Plan

      During 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan whereby eligible employees may purchase shares of the Company’s common stock at a price equal to 85 percent of the lower of the closing market price on the first or last trading day of a six-month period. The Board of Directors originally authorized 1.0 million shares for issuance of common stock under this plan. During 2003, the Board of Directors authorized an additional 1.0 million shares for issuance and received shareholder approval during the Company’s 2003 Annual Meeting of Shareholders. Employees purchased 0.5 million, 0.5 million and 0.2 million shares during 2003, 2002 and 2001, respectively. Aggregate proceeds to the Company totaled $0.5 million, $0.5 million and $0.6 million in 2003, 2002 and 2001, respectively. At December 31, 2003, 0.7 million shares remain available for issuance under the plan.

9.     Commitments and Contingencies

Lease Commitments

      The Company conducts its operations in leased facilities under operating leases expiring at various dates through 2011. Total lease expense amounted to approximately $3.2 million in 2003, $4.1 million in 2002, and $4.4 million in 2001.

      The minimum rental commitments under operating leases at December 31, 2003 are: $5.0 million in 2004, $3.6 million in 2005, $3.5 million in 2006, $3.5 million in 2007, $3.5 million in 2008 and $6.0 million in 2009 and beyond. A portion of the Company’s leased facilities under operating leases have been sub-leased. Anticipated cash receipts from these executed sub-lease arrangements are: $0.6 million in 2004.

      Under terms of the Company’s lease agreement covering its corporate office, the Company posted a $4.5 million irrevocable letter of credit to the lessor. The letter of credit requirement drops to $1.75 million in 2004 and expires in 2005.

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Employment Agreements

      Certain of the Company’s executives are covered by employment agreements covering, among other things, base compensation, incentive-bonus determinations and payments in the event of termination or a change in control of the Company.

Legal Matters

      From time to time the Company is a plaintiff or defendant in various lawsuits and claims arising in the normal course of business. There are no such pending or threatened lawsuits or claims whose outcomes, individually or in the aggregate, are likely to have a material adverse effect on the Company.

10.     Employee Benefit Plans

      Effective January 1, 1995, the Company adopted a 401(k) plan which is available to all full-time employees. Employees contribute to the plan through payroll deductions. The Company matches 50 percent of the participant’s contribution up to a maximum of 6 percent. Additionally, the Company may make a discretionary contribution as determined by the Board of Directors. Total Company contributions were $0.7 million in 2003, $0.3 million in 2002 and $1.1 million in 2001.

11.     Fair Value of Financial Instruments

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

12.     Concentrations of Credit Risk

      Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, and accounts receivable. The Company maintains its cash equivalent balance in money market funds invested in U.S. Treasury Certificates or in U.S. dollar-linked instruments with major banks. These funds are not FDIC insured. The Company has not experienced any losses in such funds and believes it is not exposed to any significant credit risk on cash equivalents. The Company’s investment policies restrict its investments to low risk, highly liquid securities. The Company also performs periodic evaluations of its investment policies to reduce its investment credit risk.

      Management believes that concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographic regions. No single customer accounted for more than 10 percent of revenue in 2003, 2002, or 2001. The Company performs ongoing credit evaluations of its customers to reduce credit risk.

      As previously disclosed, during the second quarter of 2001, the Company recorded a provision for bad debt expense of $2.8 million. This provision was the result of an assessment made on the adequacy of the allowance for bad debts by the Company after hiring new financial and accounting management (new Chief Financial Officer and new Corporate Controller). Subsequent to the end of 2000 and prior to the hiring of new management, (during which time the Company did not have a CFO), the Company experienced an increase in its past due accounts and a deterioration in its accounts receivable aging and days sales outstanding, which was due, in part, to less-than-desired focus on receivable collections, the economic downturn and the reduction and other changes in sales personnel, particularly in the Company’s foreign operations. The changes in sales personnel, particularly with respect to foreign operations, related to the Company’s focus on reducing its net operating loss by eliminating or downsizing underperforming operations. The changes in sales personnel impaired the Company’s collections efforts of certain of the significant past due accounts.

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      New management conducted a specific account review of all significant past due accounts, a review of the Company’s business processes and accounting policies, and an evaluation of the adequacy of the estimates related to the Company’s accounting reserves. The Company evaluated the impact on outstanding receivables and the increased risk of collection resulting from changes in the sales force deployment, which consisted primarily of reductions in headcount in underperforming international territories and the elimination of specific US sales personnel. As a result of the reductions in international territories and the reduced presence in such locations, the Company perceived increased risk related to the collection of certain foreign outstanding receivables and provided for such receivables accordingly. The $2.8 million provision consisted of approximately $2.0 million related to foreign accounts receivable and approximately $0.8 million related to domestic accounts receivable. The Company implemented enhanced collection processes and did not experience recurring collectibility issues in 2002 or 2003.

      Approximately 13 percent, 11 percent, and 13 percent of the Company’s sales were made to customers in foreign countries, primarily to customers in Europe, during 2003, 2002, and 2001, respectively.

13.     Segment Data

      The Company believes that since its inception that it has operated in only one reportable segment as defined by SFAS 131. The Company manages its business primarily on an overall products and services basis. Revenues related to operations in the United States totaled $59.3 million, $59.8 million, and $62.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Revenues related to customers located in foreign countries, primarily in Europe, totaled $8.5 million, $7.2 million, and $8.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. Revenues related to bv-Control totaled $54.7 million, $55.2 million, and $61.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. Revenues related to bv-Admin totaled $8.8 million, $8.6 million, and $7.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. Revenues related to bv-Policy Center, which was introduced in 2002, were $0.3 million in 2003 and less than $0.1 million in 2002. Because resources used to provide services are not tracked and segregated by product line, the costs of revenues are not tracked and segregated by revenue stream and consequently the Company does not measure gross profit by product line. Long-lived assets within the United States totaled $5.9 million and $6.9 million at December 31, 2003 and 2002, respectively. Long-lived assets in foreign countries totaled $0.7 million and $0.9 million at December 31, 2003 and 2002, respectively.

14.     Other Income (Expense)

      Other income (expense) for the Company is primarily comprised of income on the Company’s cash, cash equivalents and investments. Other income (expense) in 2002 includes a receipt of $1.3 million for settlement of a business interruption claim during 2002 related to flooding that occurred in June 2001. Other income (expense) in 2001 includes a write-off of a $5.0 million equity investment in a UK-based software distribution and consulting firm.

BINDVIEW DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

15.     Quarterly Financial Data (Unaudited)

      Quarterly financial information for 2003 and 2002 is summarized as follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands except per share amounts)
2003:
Revenues	$13,047	$15,315	$15,551	$23,932
Gross profit	11,499	13,515	13,458	21,892
Net income (loss)	(2,701)	(2,143)	(1,146)	2,354
Basic and diluted net income (loss) per share	(0.06)	(0.05)	(0.02)	0.05

2002:
Revenues	$16,805	$15,003	$15,944	$19,226
Gross profit	15,079	13,552	14,368	17,697
Net income (loss)	(424)	(22,466)	(2,941)	1,398
Basic and diluted net income (loss) per share	(0.01)	(0.43)	(0.06)	0.03

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions-
		Charges
	Balance at	to	Charges	Balance at
	January 1	Expense	Against Reserve	December 31

Accounts receivable — allowance for doubtful accounts
2001	$804	$3,474	$3,181	$1,097
2002	1,097	—	(140)	1,237
2003	1,237	—	197	1,040
Deferred tax asset valuation allowance
2001	$10,443	$2,035	$—	$12,478
2002	12,478	21,705	—	34,183
2003	34,183		750	33,433

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINDVIEW DEVELOPMENT CORPORATION

/s/ ERIC J. PULASKI

Eric J. Pulaski
Chairman of the Board, Chief Executive Officer
and President (Principal Executive Officer)

Date: March 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ ERIC J. PULASKI Eric J. Pulaski	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2004

/s/ EDWARD L. PIERCE Edward L. Pierce	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2004

/s/ KEVIN P. COHN Kevin P. Cohn	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 29, 2004

/s/ PETER T. DAMERIS Peter T. Dameris	Director	March 29, 2004

/s/ RICHARD A. HOSLEY Richard A. Hosley II	Director	March 29, 2004

/s/ ROBERT D. REPASS Robert D. Repass	Director	March 29, 2004

/s/ ARMAND SHAPIRO Armand Shapiro	Director	March 29, 2004

      Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

      Exhibits designated by the symbol † are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 15.

      We undertake to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

Exhibit
Number			Description

2.1		—	Agreement of Merger dated as of January 26, 2000, by and among BindView, Bravo Acquisition Corporation, Entevo Corporation and the Representing Stockholders identified therein (incorporated by reference to Exhibit 2.1 to BindView’s Current Report on form 8-K (File No. 000-24677), dated February 9, 2000).
3.1		—	Amended and Restated Articles of Incorporation of BindView (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of BindView (Reg. No. 333-52883), filed with the Commission on May 15, 1998 (the “Form S-1”)).
3.2		—	Bylaws of BindView Development Corporation, as amended May 23, 2002 (Incorporated by reference to Exhibit 3.3 to BindView’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
4.1		—	Reference is hereby made to Exhibit 3.1 (incorporated by reference to Exhibit 4.1 to the Form S-1) and Exhibit 3.2 (incorporated by reference to Exhibit 3.3 to BindView’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
4.2		—	Rights Agreement dated September 17, 2001 between BindView and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to BindView’s Form 8-K filed on September 20, 2001 (the “9/20/2001 8-K”).
4.3		—	Resolution Establishing a Series of Preferred Stock dated September 17, 2001 (incorporated by reference to Exhibit 4.2 to the 9/20/2001 8-K).
4.4		—	Form of Right Certificate (incorporated by reference to Exhibit 4.3 to the 9/20/2001 8-K).
4.5		—	Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4.4 to the 9/20/2001 8-K).
10	.1†	—	Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form S-1).
10	.2†	—	Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form S-1).
10	.3†	—	1997 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-1).
10	.4†	—	Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to BindView’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”).
10.5		—	Agreement to Sublease dated June 25, 1998 between BindView and Halliburton Energy Services, Inc.
10.6		—	Lease Agreement dated June 20, 1995 between BindView and School Employees Holding Corp., including all amendments thereto (incorporated by reference to Exhibit 10.7 to the Form S-1).
10	.7†	—	Amended and Restated Employment Agreement, dated June 24, 1999, between BindView and Marc R. Caminetsky
(incorporated by reference to BindView’s Quarterly Report On Form 10-Q (File No. 000-24677) for the quarter ended June 30, 1999 (the “6/30/99 10-Q”).
10	.8†	—	Amended and Restated Employment Agreement, dated June 24, 1999, between BindView and Paul J. Cormier (incorporated by reference to Exhibit 10.2 to the 6/30/99 10-Q).
10	.9†	—	Executive Employment Agreement dated October 2, 2000 between BindView and Kevin M. Weiss (Incorporated by reference to Exhibit 10.10 to BindView’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)
10	.10†	—	Employee Agreement dated September 26, 1996 between the Registrant and David E. Pulaski (incorporated by reference to Exhibit 10.14 to the Form S-1).
10	.11†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Form S-1).

Exhibit
Number			Description

10	.12†	—	Executive Employment Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “6/30/2001 10-Q”).
10	.13†	—	Restricted Stock Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.2 to the 6/30/2001 10-Q).
10	.14†	—	Promissory Note dated May 1, 2001 executed in favor of Bindview by Edward L. Pierce (incorporated by reference to Exhibit 10.3 to the 6/30/2001 10-Q).
10	.15†	—	Change of Control Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.4 to the 6/30/2001 10-Q).
10	.16†	—	Indemnification Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.5 to the 6/30/2001 10-Q).
10	.17†	—	Nonqualified Stock Option Agreement dated May 1, 2001 between BindView and Richard P. Gardner (incorporated by reference to Exhibit 10.6 to the 6/30/2001 10-Q).
10	.18†	—	Nonqualified Stock Option Agreement dated May 1, 2001 between BindView and William D. Miller (incorporated by reference to Exhibit 10.7 to the 6/30/2001 10-Q).
10	.19†	—	Nonqualified Stock Option Agreement dated May 1, 2001 between BindView and Kevin M. Weiss (incorporated by reference to Exhibit 10.8 to the 6/30/2001 10-Q).
10	.20†	—	Executive Employment Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.9 to the 6/30/2001 10-Q).
10	.21†	—	Nonqualified Stock Option Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.10 to the 6/30/2001 10-Q).
10	.22†	—	Change of Control Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.11 to the 6/30/2001 10-Q).
10	.23†	—	Indemnification Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.12 to the 6/30/2001 10-Q).
10	.24†	—	Indemnification Agreement dated July 18, 2001 between BindView and Gary S. Margolis (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “9/30/2001 10-Q”).
10	.25†	—	Separation Agreement dated August 1, 2001 to be effective July 2, 2001 between BindView and Richard P. Gardner (incorporated by reference to Exhibit 10.2 to the 9/30/2001 10-Q).
10	.26†	—	Separation Agreement dated August 3, 2001 to be effective July 16, 2001 between BindView and Kevin M. Weiss (incorporated by reference to Exhibit 10.3 to the 9/30/2001 10-Q).
10	.27†	—	1998 Non-Employee Director Stock Option Plan, as amended October 26, 2001 and February 21, 2002 (incorporated by reference to Exhibit 10.28 to BindView’s Annual Report on Form 10K for the year ended December 31, 2001 (the “2001 10-K”))
10	.28†	—	Amended and Restated Executive Employment Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.29 to the 2001 10-K)
10.29		—	Lease agreement dated March 30, 2001 between BindView and Sage Plaza One Ltd (incorporated by reference to Exhibit 10.30 to the 2001 10-K)
10	.30†	—	Indemnification Agreement between the Company and Armand S. Shapiro, effective October 26, 2001 (incorporated by reference to Exhibit 10.31 to the 2001 10-K)
10	.31†	—	Promissory Note dated December 31, 2001 executed in favor of Bindview by Edward L. Pierce (incorporated by reference to Exhibit 10.32 to the 2001 10-K)
10	.32†	—	Rescission Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.33 to the 2001 10-K)
10	.33†	—	Restricted Stock Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.34 to the 2001 10-K)
10	.34†	—	Security Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.35 to the 2001 10-K)

Exhibit
Number			Description

10	.35†	—	Indemnification agreement between the Company and Eric J. Pulaski, executed March 27, 2002 (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “3/31/2002 10-Q”))
10	.36†	—	Indemnification agreement between the Company and Peter L. Bloom, executed March 27, 2002 (incorporated by reference to Exhibit 10.2 to the 3/31/2002 10-Q)
10	.37†	—	Indemnification agreement between the Company and Richard A. Hosley II, executed March 27, 2002 (incorporated by reference to Exhibit 10.2 to the 3/31/2002 10-Q)
0	.38†	—	Indemnification agreement between the Company and Peter T. Dameris, executed August 15, 2002 (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “9/30/2002 10-Q”))
10	.39†	—	Nonqualified Stock Option Agreement, August 15, 2002, between the Company and Peter T. Dameris (incorporated by reference to Exhibit 10.2 to the 9/30/2002 10-Q)
10	.40†	—	1999 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement relating to its 1999 Annual Shareholders’ Meeting, filed with the commission on April 30, 1999)
10.41		—	1999 Employee Stock Purchase Plan, as amended effective January 1, 2001 (incorporated by reference to Exhibit 10.41 to BindView’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)
10.42		—	Second Amendment to Employee Stock Purchase Plan, adopted by the Board of Directors on January 27, 2003, subject to subsequent shareholder approval (incorporated by reference to Exhibit 10.42 to the 2002 10-K)
10.43		—	BindView Development Corporation 2000 Indian Stock Option Plan, as amended through March 30, 2001 (incorporated by reference to Exhibit 10.43 to the 2002 10-K)
10.44		—	BindView Development Corporation 2000 Employee Incentive Plan, as amended through March 30, 2001 (incorporated by reference to Exhibit 10.44 to the 2002 10-K)
10	.45†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and Eric J. Pulaski (incorporated by reference to Exhibit 10.45 to the 2002 10-K)
10	.46†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and David S. Flame (incorporated by reference to Exhibit 10.46 to the 2002 10-K)
10	.47†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and David E. Lloyd (incorporated by reference to Exhibit 10.47 to the 2002 10-K)
10	.48†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and Gary S. Margolis (incorporated by reference to Exhibit 10.48 to the 2002 10-K)
10	.49†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and Ronald E. Rosenthal (incorporated by reference to Exhibit 10.49 to the 2002 10-K)
10	.50†	—	Form of Change of Control Agreement entered into effective December 30, 2002, between the Company and, respectively, Eric J. Pulaski, Kevin P. Cohn, Jeffery E. Margolis, Gary E. Margolis, and D.C. Toedt (incorporated by reference to Exhibit 10.50 to the 2002 10-K)
10	.51†	—	Change of Control Agreement entered into effective December 30, 2002, between the Company and David S. Flame (incorporated by reference to Exhibit 10.51 to the 2002 10-K)
10	.52†	—	Change of Control Agreement entered into effective December 30, 2002, between the Company and David E. Lloyd (incorporated by reference to Exhibit 10.52 to the 2002 10-K)
10	.53†	—	Change of Control Agreement entered into effective December 30, 2002, between the Company and Ronald E. Rosenthal (incorporated by reference to Exhibit 10.53 to the 2002 10-K)
10	.54†	—	Form of First Amended and Restated Executive Employment Agreement entered into effective December 30, 2002, between the Company and, respectively, Jeffery E. Margolis and D.C. Toedt (incorporated by reference to Exhibit 10.54 to the 2002 10-K)
10	.55†	—	Form of Executive Employment Agreement entered into effective December 30, 2002, between the Company and, respectively, Scott S. Blake, Shantanu Ghosh, Diana Massaro, and Bruce K. Swope (incorporated by reference to Exhibit 10.55 to the 2002 10-K)

Exhibit
Number			Description

10	.56†	—	Form of Change of Control Agreement entered into effective December 30, 2002, between the Company and, respectively, Scott S. Blake, Shantanu Ghosh, Diana Massaro, and Bruce K. Swope (incorporated by reference to Exhibit 10.56 to the 2002 10-K)
21	.1*	—	Subsidiaries of the Company
23	.1*	—	Consent of PricewaterhouseCoopers
31	.1*	—	Certification of the Company’s Chief Executive Officer, Eric J. Pulaski, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934
31	.2*	—	Certification of the Company’s Chief Financial Officer, Edward L. Pierce, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934
32	.1*	—	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	—	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002