Form 10-Q
period 2004-03-31
BINDVIEW DEVELOPMENT CORP
filed 2004-05-14
CIK 1061646

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 07, 2004, the Company had 47,602,013 shares of Common Stock, no par value, outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       MARCH 31,    DECEMBER 31,
                                                                         2004          2003
                                                                      -----------   ------------
                                                                      (UNAUDITED)
                              ASSETS
Current assets:
  Cash and cash equivalents                                             $39,244       $35,449
  Cash - restricted                                                       2,250         2,250
  Accounts receivable, net of allowance of $1,040                         7,430        14,337
  Other                                                                   1,978         2,180
                                                                        -------       -------
     Total current assets                                                50,902        54,216
  Property and equipment, net                                             5,726         6,564
  Investments and other assets                                            2,795         2,498
                                                                        -------       -------
     Total assets                                                       $59,423       $63,278
                                                                        =======       =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $ 1,396       $ 2,066
  Accrued liabilities                                                     4,262         4,879
  Accrued compensation                                                    2,518         5,275
  Deferred revenue                                                       15,148        13,351
                                                                        -------       -------
     Total current liabilities                                           23,324        25,571

Deferred revenue                                                          1,522         1,477
Other                                                                     1,977         2,087

Commitments and contingencies                                                 -             -

Shareholders' equity:
  Preferred stock, $0.01 par value, 20,000 shares authorized, none
     issued                                                                   -             -
  Common stock, no par value, 100,000 shares authorized, 47,562 and
     47,034 shares issued and outstanding                                     1             1
  Additional paid-in capital                                            106,168       105,176
  Note receivable from shareholder                                         (326)         (392)
  Accumulated deficit                                                   (74,672)      (72,034)
  Accumulated other comprehensive income                                  1,429         1,392
                                                                      ---------     ---------
     Total shareholders' equity                                          32,600        34,143
                                                                      ---------     ---------
     Total liabilities and shareholders' equity                       $  59,423     $  63,278
                                                                      =========     =========

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                         COMPREHENSIVE LOSS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -------------------
                                                         2004       2003
                                                       --------   --------
Revenues:
   Licenses                                            $  5,912   $  5,196
   Services                                               9,051      7,851
                                                       --------   --------
                                                         14,963     13,047

Cost of revenues:
   Cost of licenses                                         140        116
   Cost of services                                       1,831      1,432
                                                       --------   --------
                                                          1,971      1,548

Gross profit                                             12,992     11,499

Operating costs and expenses:
   Sales and marketing                                    9,180      7,758
   Research and development                               4,576      4,235
   General and administrative                             1,898      1,777
   Restructuring                                             --        549
                                                       --------   --------

Operating loss                                           (2,662)    (2,820)

Other income                                                 94        119
                                                       --------   --------

Loss before income taxes                                 (2,568)    (2,701)
Provision for income taxes                                   70         --
                                                       --------   --------
Net loss                                               $ (2,638)  $ (2,701)
                                                       ========   ========

Loss per common share - basic and
   diluted                                             $  (0.06)  $  (0.06)
                                                       ========   ========

Number of shares used to calculate per share
   amounts, basic and diluted                            47,329     46,342

Reconciliation of net loss to comprehensive loss:
   Net loss                                            $ (2,638)  $ (2,701)
   Unrealized gain from foreign currency translation         37        189
                                                       --------   --------
   Comprehensive loss                                  $ (2,601)  $ (2,512)
                                                       ========   ========

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    --------------------
                                                                      2004        2003
                                                                    --------    --------
Cash flows from operating activities:
  Net loss                                                          $ (2,638)   $ (2,701)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                       740         969
     Stock compensation expense                                           56          --
     Other                                                                (2)         74
     Changes in operating assets and liabilities:
        Accounts receivable                                            6,873       3,747
        Other assets                                                     114         570
        Accounts payable                                                (666)       (999)
        Accrued liabilities                                           (3,494)     (2,682)
        Deferred revenues                                              1,849         499
                                                                    --------    --------
           Net cash provided by (used in) operating activities         2,832        (523)
                                                                    --------    --------

Cash flows from investing activities:
  Capital expenditures                                                  (194)       (299)
  Reimbursement of tenant improvements                                   284          --
  Restrictions on cash                                                  (194)         --
  Other                                                                   10          --
                                                                    --------    --------
           Net cash provided by (used in) investing activities           (94)       (299)
                                                                    --------    --------

Cash flows from financing activities:
  Net proceeds from sale of common stock                                 992         248
                                                                    --------    --------
           Net cash provided by financing activities                     992         248

Effect of exchange rate changes on cash                                   65         196
                                                                    --------    --------
Net increase (decrease) in cash and cash equivalents                   3,795        (378)
Cash and cash equivalents at beginning of year                        35,449      37,760
                                                                    --------    --------
Cash and cash equivalents at end of period                          $ 39,244    $ 37,382
                                                                    ========    ========

Non-cash financing and investing activities:
  Reduction of shareholder note in lieu of guaranteed bonus         $     66    $    161

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

      The accompanying consolidated financial statements of BindView Development Corporation, a Texas corporation (the "Company" or "BindView"), included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year presentation.

      The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.

2.    LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           -------------------
                                            2004       2003
                                           --------   --------
Numerator:
  Net loss - numerator for
    loss per share - basic and
    diluted                                $ (2,638)  $ (2,701)
                                           ========   ========

Denominator:
  Weighted-average shares -
    denominator for basic loss per share     47,329     46,342

Effect of dilutive securities                    --         --
                                           --------   --------
  Total diluted shares                       47,329     46,342
                                           ========   ========

Loss per common share - basic and
  diluted                                  $  (0.06)  $  (0.06)
                                           ========   ========

      Options to purchase 9.2 million and 7.0 million shares of common stock for the three months ended March 31, 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

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

                                         THREE MONTHS
                                        ENDED MARCH 31,
                                     -------------------
                                       2004        2003
                                     --------   --------
Net loss as reported                 $ (2,638)  $ (2,701)
Add: Stock-based employee
compensation expense included in
reported net loss                          56         --
Deduct: Total stock-based
employee compensation expense
determined under fair value method
for all awards                         (1,232)    (1,440)
                                     --------   --------
Pro forma net loss                   $ (3,814)  $ (4,141)
                                     ========   ========
Loss per common share (basic and
diluted):
- As reported                        $  (0.06)  $  (0.06)
- Pro forma                          $  (0.08)  $  (0.09)

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

      The 2002 Restructuring Plan activity from December 31, 2003 to March 31, 2004 was as follows (in thousands):

                               REMAINING                  REMAINING
                                ACCRUAL        CASH        ACCRUAL
                              12/31/2003   EXPENDITURES   3/31/2004
                              ----------   ------------   ---------
Lease commitments..........    $  1,538       $ (128)       $1,410
                               --------       ------        ------
                               $  1,538       $ (128)       $1,410
                               ========       ======        ======

      The remaining accrual for the 2002 Restructuring Plan at March 31, 2004 is comprised of the estimated carrying costs for our remaining excess space in Houston, Texas. Adjustments to this accrual could be required in future periods if there are significant changes in the commercial real estate sublease market in Houston, Texas.

      In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability (the "2001 Restructuring Plan"). The cost of this plan totaled approximately $6.6 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of the Company's Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices.

      The 2001 Restructuring Plan activity from December 31, 2003 to March 31, 2004 was as follows (in thousands):

                              REMAINING                    REMAINING
                                ACCRUAL       CASH          ACCRUAL
                              12/31/2003   EXPENDITURES    3/31/2004
                              ----------   ------------    ---------
Lease commitments..........     $  453       $  (58)        $  395
                                ------       ------         ------
                                $  453       $  (58)        $  395
                                ======       ======         ======

      The remaining accrual for the 2001 Restructuring Plan consists of excess carrying costs until the lease cancellation for the Company's two floors abandoned as part of said Plan is effective in September of 2004.

5.    INCOME TAXES

      The Company continues to provide a full valuation allowance against its deferred tax assets of $19.6 million in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes". As in its prior assessments, the Company considered current and previous performance and other relevant factors in determining the sufficiency of its valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than management's outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

6.    SUBSEQUENT EVENT

      In May 2004, the Company's Board of Directors approved a stock repurchase program for the second quarter of 2004. Under this program, management of the Company may, at its discretion, spend up to $2.5 million for the repurchase of the Company's common stock in the open market, subject to Securities and Exchange Commission guidelines and restrictions set forth in Rule 10b-18.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in the "Cautionary Statements" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion should be read in conjunction with the Company's consolidated financial statements included with this report and our consolidated financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

OVERVIEW

      See discussion under Item 1, "General" in our Annual Report on Form 10-K for the year ended December 31, 2003 for an overview of our business.

CRITICAL ACCOUNTING POLICIES

      There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2004 compared with those disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003

      REVENUES. Revenues for the current quarter were $15.0 million compared with $13.0 million for the first quarter of 2003. License revenues for the first quarter of 2004 were $5.9 million, or 39.5 percent of total revenues, up from $5.2 million, or 39.8 percent of total revenues, in the first quarter of 2003. Services revenues for the first quarter of 2004 were $9.1 million, or 60.5 percent of total revenues, up from $7.9 million, or 60.2 percent of total revenues, in the first quarter of 2003. Services revenues for the first quarter of 2004 were comprised of maintenance revenues of $7.5 million and professional services revenues of $1.6 million, up from $7.0 million in maintenance revenues and $0.9 million in professional services revenues in the first quarter of 2003. The increase in services revenues was primarily due to an increase in our installed customer base and a higher focus on selling value-added consulting services.

      During the first quarter of 2004, revenues from our products for Microsoft-based platforms totaled $10.1 million, an increase of 16.5 percent over 2003. Revenues from these products accounted for approximately 68 percent of total revenues in the first quarter of 2004, up from 67 percent of total revenues for the first quarter of 2003. License revenues for our Microsoft-related products for the first quarter of 2004 were $5.1 million compared with $4.5 million in the first quarter of 2003. Maintenance revenues for our Microsoft-related products in the first quarter of 2004 were $5.0 million compared with $4.2 million in the first quarter of 2003. We expect revenues from our products and maintenance for Microsoft-based platforms will continue to grow as a percentage of total revenues.

      Revenues from our products for Novell-based platforms for the first quarter of 2004 were $2.5 million, or 17 percent of total revenues, compared with $2.7 million in first quarter of 2003, or 21 percent of total revenues. Consistent with the trend seen in past quarters, total revenues from these products were down year-over-year, reflecting both the maturity and our penetration of the Novell market. Licenses revenues for Novell-based platforms for the first quarter of 2004 were $0.6 million compared with $0.5 million in the first quarter of 2003. Maintenance revenues for Novell-based platforms in the first quarter of 2004 were $1.8 million compared with $2.2 million in the first quarter of 2003. While we expect our Novell revenues will continue to decline in the future, we expect the revenue decline will be modest relative to the declines over the past two years and expect the decline will be offset by higher revenues from our products and maintenance for other platforms.

      Sales of our security focused bv-Control product line accounted for approximately 84 percent of our license revenue in the first quarter of 2004 compared with 78 percent in the first quarter of 2003. Sales of our system administration focused bv-Admin product line accounted for approximately 16 percent of our license revenue in the first quarter of 2004 compared with 22 percent in the first quarter of 2003.

      No customer accounted for more than 10 percent of our revenues during the first quarter of 2004 or 2003. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 10 percent of total revenues in the first quarter of 2004 compared with 9 percent in the first quarter of 2003.

      GROSS PROFIT. Gross profit for the current quarter totaled $13.0 million, up 13 percent from the first quarter of 2003, due to the increase in revenues. Gross margin for the current quarter was 86.8 percent, down from 88.1 percent in the first quarter of 2003. The decline in gross margin related to the increase in professional services revenues, which have a lower gross margin than the Company's license and maintenance revenues.

      Gross profit generated from license revenue for the first quarter of 2004 was $5.8 million, compared with $5.1 million for the first quarter of 2003. The gross margin from license revenue for the first quarter of 2004 was 97.6 percent, compared with 97.8 percent for the first quarter of 2003.

      Gross profit from services revenue for the first quarter of 2004 was $7.2 million, compared with $6.4 million for the first quarter of 2003. Gross margin from services revenue for the first quarter of 2004 was 79.8 percent compared with 81.8 percent for the first quarter of 2003. The decline in gross margin reflected higher personnel costs associated with our technical-support and professional-services units. While we do not track and measure costs of performing services (technical support, professional services) by product platform (i.e., Microsoft, Novell, etc), we do not believe there is a material difference in the gross margin by product line.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the first quarter of 2004 totaled $15.7 million, up from $14.3 million for the first quarter of 2003, which included a restructuring charge of $0.5 million. Excluding the $0.5 million charge in the first quarter of 2003, operating costs and expenses were approximately $1.9 million, or 13.7 percent, higher in the first quarter of 2004 due to significant investments in sales and marketing since the first quarter of 2003, costs related to our planned expansion of our R&D operations in India, higher wage and health care costs and expenses associated with Sarbanes-Oxley compliance.

      Sales and marketing expenses for the first quarter of 2004 were $9.2 million (61.4 percent of revenues), up from $7.8 million (59.5 percent of revenues) for the first quarter of 2003. The increase in sales and marketing expenses primarily related to investments in areas where we see long-term growth opportunities, specifically our Federal, Latin American and European operations. We also added personnel to our inside sales force and increased spending on marketing programs to grow our working sales pipeline. We expect sales and marketing expenses as a percentage of revenues to be lower in the second quarter of 2004 as a result of anticipated revenue growth.

      Research and development expenses for the first quarter of 2004 were $4.6 million (30.6 percent of revenues), up from $4.2 million (32.5 percent of revenues) for the first quarter of 2003. This increase primarily related to our actions taken to affect the planned expansion of our R&D operations in India to better execute on our product strategy, as well as increased personnel costs in our Houston location. Primarily as a result of the expansion in India, we expect R&D expenses in 2004 will be up $2.0 to $2.5 million over 2003. Approximately $1.0 million of this increase relates to one-time expenses; we therefore expect R&D expenses in 2005 will be below the expense level for 2004. We also expect that this initiative coupled with anticipated revenue growth will result in a decrease in research and development expenses as a percentage of revenues.

      General and administrative expenses for the first quarter of 2004 were $1.9 million (12.7 percent of revenues), up from $1.8 million (13.6 percent of revenues) for the first quarter of 2003. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

      In January 2003, we approved a sales and marketing reorganization plan (the "2003 Restructuring Plan"). The cost of this plan totaled approximately $0.6 million and consisted primarily of (i) involuntary employee separation for approximately 20 employees (a reduction in workforce of approximately 4 percent), (ii) closing our Netherlands sales office, and (iii) reserves for leasehold abandonment. All actions under the 2003 Restructuring Plan were completed by December 31, 2003. The 2003 Restructuring Plan resulted in an estimated reduction in annual operating expenses of approximately $1.4 million.

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

      The 2002 Restructuring Plan activity from December 31, 2003 to March 31, 2004 was as follows (in thousands):

                                REMAINING                  REMAINING
                                 ACCRUAL       CASH         ACCRUAL
                               12/31/2003   EXPENDITURES   3/31/2004
                               ----------   ------------   ---------
Lease commitments...........     $  1,538     $ (128)        $1,410
                                 --------     ------         ------
                                 $  1,538     $ (128)        $1,410
                                 ========     ======         ======

      The remaining accrual for the 2002 Restructuring Plan at March 31, 2004 is comprised of the estimated carrying costs for our remaining excess space in Houston, Texas. Adjustments to this balance could be required in future periods based on the economic outlook of the real estate market in Houston, Texas. The 2002 Restructuring Plan resulted in an estimated reduction in annual operating expenses of approximately $2.9 million.

      In 2001, we completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability (the "2001 Restructuring Plan"). The cost of this plan totaled approximately $6.6 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of our Boston and Arlington development centers and certain of our European sales offices,
(iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices.

      The 2001 Restructuring Plan activity from December 31, 2003 to March 31, 2004 was as follows (in thousands):

                                REMAINING                  REMAINING
                                 ACCRUAL       CASH         ACCRUAL
                               12/31/2003   EXPENDITURES   3/31/2004
                               ----------   ------------   ----------
Lease commitments...........     $  453       $  (58)        $  395
                                 ------       ------         ------
                                 $  453       $  (58)        $  395
                                 ======       ======         ======

      The remaining accrual for the 2001 Restructuring Plan consists of excess carrying costs until the lease cancellation for our two floors abandoned as part of said Plan is effective in September of 2004. The 2001 Restructuring Plan resulted in an estimated reduction in annual operating expenses of approximately $11.8 million.

      PROVISION FOR INCOME TAXES. We did not record an income tax provision for our domestic operations in either the first quarter of 2004 or 2003, as we continue to provide a full valuation allowance against our deferred tax assets in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes". As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income. A provision of $0.1 million was recorded for taxes related to our foreign operations during the first quarter of 2004.

      NET LOSS. Due to the factors described above, net loss for the quarter ended March 31, 2004 was $2.6 million compared with $2.7 million for the quarter ended March 31, 2003.

      OUTLOOK. For the first half of 2004, we estimate revenues will range between $32.0 million to $36.0 million and net loss to range between $2.0 million and $4.0 million ($0.04 and $0.08 per share). For the second quarter of 2004, revenues are estimated to exceed $17.0 million and the net loss to be less than $1.4 million. We estimate 2004 revenues to range between $75 million and $80 million, and net income to range between $1.5 million and $3.5 million ($0.03 and $0.07 per share). We believe that our ability to achieve the high end of our revenue range for the first half of 2004 is dependent on a number of factors, including higher closure rates on large transactions in the sales pipeline and an overall improvement in sales efficiency.

LIQUIDITY AND CAPITAL RESOURCES

      Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

      We had cash, cash equivalents and short-term investments of $39.2 million at March 31, 2004 compared with $35.4 million at December 31, 2003. Our working capital has decreased approximately $1.0 million since December 31, 2003 to $27.6 million at March 31, 2004 primarily due to an increase in our deferred revenues and the effects of accruals for incentive based compensation. At March 31, 2004, we had no outstanding debt.

      Cash flows provided by (used in) operating activities were $2.8 million in the first quarter of 2004 compared with $(0.5) million in the first quarter of 2003. The increase in cash provided by operating activities in 2004 was primarily the result of an increase in our cash collections on accounts receivables of approximately $3.1 million over the first quarter of 2003.

      Cash flows provided by (used in) investing activities were $(0.1) million in the first quarter of 2004 compared with $(0.3) million in the first quarter of 2003. The increase in cash generated from investing activities was the result of (i) a $0.3 million reimbursement received from our landlord for tenant improvements during the first quarter of 2004 and (ii) a $0.1 million reduction in capital expenditures. This increase was partially offset by a $0.2 million cash deposit made to a financial institution in order to issue performance guaranties.

      Cash flows provided by financing activities were $1.0 million in the first quarter of 2004 compared with $0.2 million in the first quarter of 2003. Cash provided by financing activities during the first quarter of 2004 was the result of (i) $0.7 million in cash provided by the issuance of common stock for employee stock options and (ii) $0.3 million in cash provided by the issuance of common stock under our Employee Stock Purchase Plan. Cash provided by financing activities during the first quarter of 2003 was primarily attributable to cash provided by the issuance of common stock under our Employee Stock Purchase Plan.

      We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The contractual obligations under these lease commitments were comprised of the following as of March 31, 2004 (in thousands):

CONTRACTUAL                                 REMAINDER OF
OBLIGATION                        TOTAL         2004         2005 - 2007    2008 - 2009    2010 - 2011
-------------------------        --------     --------       -----------    -----------    -----------
Operating leases ........        $ 23,828     $  3,743        $ 10,586       $  7,100       $  2,399
Sub-leasing arrangements*            (308)        (308)             --             --             --
                                 --------     --------        --------       --------       --------
                                 $ 23,520     $  3,435        $ 10,586       $  7,100       $  2,399
                                 ========     ========        ========       ========       ========

* We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these executed sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments in the preceding table.

      Our expected principal cash requirements for the remainder of 2004 are:
(i) capital expenditures between $2.3 and $2.7 million, primarily for computer and software equipment, (ii) working capital requirements, (iii) net payments on operating leases of approximately $3.4 million, and (iv) stock repurchases up to $2.5 million. We believe there is sufficient cash on hand to meet these cash requirements, as well as our cash requirements for the foreseeable future.

STOCK REPURCHASE PROGRAM

      In May 2004, our Board of Directors approved a stock repurchase program for the second quarter of 2004. Under this program, management may, at its discretion, spend up to $2.5 million for the repurchase of our common stock in the open market, subject to Securities and Exchange Commission guidelines and restrictions set forth in Rule 10b-18.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes since December 31, 2003. See the Company's Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

      The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of March 31, 2004 (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner. There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date. There have been no significant changes made during the fiscal quarter ending March 31, 2004 in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

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

Exhibit 31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1    Certifications of the Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2    Certifications of the Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

      In a Report on Form 8-K dated March 2, 2004, the Company announced that the date of its 2004 annual meeting would be Thursday, May 27, 2004.

      In a Report on Form 8-K dated February 3, 2004, the Company reported it had issued a press release announcing financial results for the quarter and year ended December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BINDVIEW DEVELOPMENT CORPORATION

May 14, 2004                    By: /s/ KEVIN P. COHN
                                ----------------------------------------------
                                Kevin P. Cohn
                                Vice President, Controller and Chief Accounting
                                Officer (Principal Accounting Officer)

                                INDEX TO EXHIBIT

Exhibit 31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1    Certifications of the Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2    Certifications of the Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002