Form 10-Q
period 2004-06-30
BINDVIEW DEVELOPMENT CORP
filed 2004-08-13
CIK 1061646

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE
      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 10, 2004, the Company had 47,184,683 shares of Common Stock, no par value, outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BINDVIEW DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              JUNE 30,   DECEMBER 31,
                                                                                2004         2003
                                                                             ---------    ---------
                                                                            (UNAUDITED)
                               ASSETS

Current assets:
   Cash and cash equivalents                                                 $  31,119    $  35,449
   Cash - restricted                                                             2,250        2,250
   Short-term investments                                                        3,912           --
   Accounts receivable, net of allowance of $1,040                              11,580       14,337
   Other                                                                         2,353        2,180
                                                                             ---------    ---------
      Total current assets                                                      51,214       54,216
   Property and equipment, net                                                   5,441        6,564
   Other                                                                         2,929        2,498
                                                                             ---------    ---------
         Total assets                                                        $  59,584    $  63,278
                                                                             =========    =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $   1,463    $   2,066
   Accrued liabilities                                                           4,464        4,879
   Accrued compensation                                                          3,624        5,275
   Deferred revenues                                                            15,211       13,351
                                                                             ---------    ---------
      Total current liabilities                                                 24,762       25,571

Deferred revenues                                                                2,472        1,477
Other liabilities                                                                1,826        2,087

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value, 20,000 shares authorized, none issued
   Common stock, no par value, 100,000 shares authorized, 47,251 and
     47,034 shares issued and outstanding                                            1            1
   Additional paid-in capital                                                  105,110      105,176
   Note receivable from shareholder                                               (261)        (392)
   Accumulated deficit                                                         (75,587)     (72,034)
   Accumulated other comprehensive income                                        1,261        1,392
                                                                             ---------    ---------
      Total shareholders' equity                                                30,524       34,143
                                                                             ---------    ---------
         Total liabilities and shareholders' equity                          $  59,584    $  63,278
                                                                             =========    =========

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS             SIX MONTHS
                                                       ENDED JUNE 30,          ENDED JUNE 30,
                                                    --------------------    --------------------
                                                      2004        2003        2004        2003
                                                    --------    --------    --------    --------
Revenues:
   Licenses                                         $  9,070    $  7,394    $ 14,982    $ 12,590
   Services                                            9,507       7,921      18,558      15,772
                                                    --------    --------    --------    --------
                                                      18,577      15,315      33,540      28,362
                                                    --------    --------    --------    --------

Cost of revenues:
   Licenses                                              190          95         330         211
   Services                                            2,032       1,705       3,863       3,137
                                                    --------    --------    --------    --------
                                                       2,222       1,800       4,193       3,348
                                                    --------    --------    --------    --------

Gross profit                                          16,355      13,515      29,347      25,014

Operating costs and expenses:
   Sales and marketing                                 9,739       9,269      18,919      17,027
   Research and development                            5,396       4,567       9,972       8,802
   General and administrative                          2,024       1,956       3,922       3,733
   Restructuring                                         149          --         149         549
                                                    --------    --------    --------    --------

Operating loss                                          (953)     (2,277)     (3,615)     (5,097)
Other income, net                                        112         134         206         253
                                                    --------    --------    --------    --------

Loss before income taxes                                (841)     (2,143)     (3,409)     (4,844)
Provision for income taxes                                74          --         144          --
                                                    --------    --------    --------    --------
Net loss                                            $   (915)   $ (2,143)   $ (3,553)   $ (4,844)
                                                    ========    ========    ========    ========

Loss per common share - basic and
   diluted                                          $  (0.02)   $  (0.05)   $  (0.07)   $  (0.10)
                                                    ========    ========    ========    ========

Number of shares used to calculate per share
   amounts, basic and diluted                         47,432      46,371      47,380      46,305

Reconciliation of net loss to comprehensive loss:
   Net loss                                         $   (915)   $ (2,143)   $ (3,553)   $ (4,844)
   Gain (loss) from currency translation                (168)        276        (131)        465
                                                    --------    --------    --------    --------
   Comprehensive loss                               $ (1,083)   $ (1,867)   $ (3,684)   $ (4,379)
                                                    ========    ========    ========    ========

            See notes to unaudited consolidated financial statements.

                        BINDVIEW DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                    ----------------
                                                                    2004        2003
                                                                    ----        ----
Cash flows from operating activities:
   Net loss                                                       $ (3,553)   $ (4,844)
   Adjustments to reconcile net loss to net cash from operating activities:
      Depreciation and amortization                                  1,446       1,894
      Stock compensation expense                                       181          --
      Changes in operating assets and liabilities:
         Accounts receivable                                         2,716       3,464
         Other assets                                                 (429)        817
         Accounts payable                                             (595)       (739)
         Accrued liabilities                                        (2,384)     (1,318)
         Deferred revenues                                           2,857         540
                                                                  --------    --------
            Net cash provided by (used in) operating activities        239        (186)
                                                                  --------    --------
Cash flows from investing activities
   Capital expenditures                                               (603)       (688)
   Purchases of short term investments                              (3,912)         --
   Reimbursement of tenant improvements                                284          --
   Restrictions on cash                                               (194)         --
                                                                  --------    --------
            Net cash used in investing activities                   (4,425)       (688)
                                                                  --------    --------

Cash flows from financing activities:
   Repurchase of common stock                                       (1,236)         --
   Net proceeds from sale of common stock                            1,170         366
                                                                  --------    --------
            Net cash provided by (used in) financing activities        (66)        366

Effect of exchange rate changes on cash                                (78)        405
                                                                  --------    --------
Net decrease in cash and cash equivalents                           (4,330)       (103)
Cash and cash equivalents at beginning of year                      35,449      37,760
                                                                  --------    --------
Cash and cash equivalents at end of period                        $ 31,119    $ 37,657
                                                                  ========    ========

Non-cash financing and investing activities:
  Reduction of shareholder note in lieu of guaranteed bonus       $    131    $    226

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

2.    LOSS PER SHARE

      Options and warrants to purchase 11.0 million shares of common stock for the three and six months ended June 30, 2004 and 9.0 million shares of common stock for the three and six months ended June 30, 2003 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

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

                                          THREE MONTHS           SIX MONTHS
                                          ENDED JUNE 30,        ENDED JUNE 30,
                                        ------------------    ------------------
                                         2004       2003       2004       2003
                                        -------    -------    -------    -------
Net loss as reported                    $  (915)   $(2,143)   $(3,553)   $(4,844)
Add: Stock-based employee
compensation expense included in
reported net loss                           125         --        181         --
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards         (1,510)    (1,529)    (2,742)    (2,970)
                                        -------    -------    -------    -------
Pro forma net loss                      $(2,300)   $(3,672)   $(6,114)   $(7,814)
                                        =======    =======    =======    =======
Loss per common share (basic and
diluted):
 -  As reported                         $ (0.02)   $ (0.05)   $ (0.07)   $ (0.10)
 -  Pro forma                           $ (0.05)   $ (0.08)   $ (0.13)   $ (0.17)

4.    RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

      The Company recorded restructuring charges totaling $0.1 million and $0.5 million in the first half of 2004 and 2003, respectively. The 2004 charge was primarily attributable to reserves established against rent payments due from the Company's sublease tenant which occupied its excess office space in Arlington, VA. The $0.5 million charge in 2003 was for the Company's sales and marketing reorganization plan.

      In January 2003, the Company approved a sales and marketing reorganization plan (the "2003 Restructuring Plan"). The cost of this plan totaled approximately $0.5 million and consisted primarily of (i) involuntary employee separation for approximately 20 employees (a reduction in workforce of approximately 4 percent), (ii) closing the Company's Netherlands sales office, and (iii) reserves for leasehold abandonment. All actions under the 2003 Restructuring Plan were completed by December 31, 2003.

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

      The remaining accrual for the 2002 Restructuring Plan at December 31, 2003 was comprised of the estimated carrying costs for the Company's remaining excess space in Houston, Texas. During the second quarter of 2004, the Company received letters of intent to sublease the remaining excess space. The Company recorded a $0.1 million adjustment to its restructuring accrual as a result of receiving these letters of intent. The remaining accrual at June 30, 2004 is comprised of the Company's carrying costs for the remaining space in Houston that are in excess of anticipated sublease payments. Adjustments could be required in future periods if there are significant changes to the terms and conditions of the sublease arrangements.

      The 2002 Restructuring Plan activity from December 31, 2003 to June 30, 2004 was as follows (in thousands):

                                         REMAINING     RESTRUCTURING                       REMAINING
                                          ACCRUAL         CHARGE            CASH            ACCRUAL
                                        12/31/2003      ADJUSTMENTS     EXPENDITURES       6/30/2004
                                        ----------     -------------    ------------       ---------
Lease commitments...............          $ 1,538         $    33          $  (256)         $ 1,315
                                          -------         -------          -------          -------
                                          $ 1,538         $    33          $  (256)         $ 1,315
                                          =======         =======          =======          =======

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

      The 2001 Restructuring Plan activity from December 31, 2003 to June 30, 2004 was as follows (in thousands):

                                            REMAINING   RESTRUCTURING                   REMAINING
                                             ACCRUAL       CHARGE          CASH          ACCRUAL
                                           12/31/2003    ADJUSTMENTS   EXPENDITURES     6/30/2004
                                           ----------   -------------  ------------     ---------
Lease commitments..............               $ 453         $  13          $(182)         $  284
                                              -----         -----          -----          ------
                                              $ 453         $  13          $(182)         $  284
                                              =====         =====          =====          ======

      The remaining accrual for the 2001 Restructuring Plan consists of excess carrying costs until the lease cancellation for the Company's two floors abandoned as part of said Plan is effective in September of 2004.

5.    INVESTMENTS

      The Company's short-term investments include commercial paper, corporate bonds and certificates of deposits that have original maturities of more than three months and less than one year. These investments are intended to be held to maturity.

6.    INCOME TAXES

      The Company continues to provide a full valuation allowance against its deferred tax assets in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes". As in its prior assessments, the Company considered current and previous performance and other relevant factors in determining the sufficiency of its valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than management's outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

7.    SHAREHOLDERS' EQUITY

      In April 2004, the Company's Board of Directors approved a stock repurchase program for the second quarter of 2004. The Company purchased approximately 0.4 million shares of common stock during the quarter ended June 30, 2004, at an average price per share of $2.77. The Company retired these repurchased shares in June 2004.

8.    SUBSEQUENT EVENT

      In July 2004, the Company's Board of Directors approved a stock repurchase program for the third quarter of 2004. Under this program, management of the Company can spend up to $2.0 million, at its discretion, for the repurchase of the Company's common stock in the open market, subject to Securities and Exchange Commission guidelines and restrictions set forth in Rule 10b-18.

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

CRITICAL ACCOUNTING POLICIES

      There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2004 compared with those disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003

      REVENUES. Revenues for the current quarter were $18.6 million compared with $15.3 million for the second quarter of 2003. The year-over-year improvement in revenues resulted from a stronger working sales pipeline entering the quarter, improved sales execution and strong demand for our products. License revenues for the second quarter of 2004 were $9.1 million, or 48.8 percent of total revenues, up from $7.4 million, or 48.3 percent of total revenues, in the second quarter of 2003. Services revenues for the second quarter of 2004 were $9.5 million, or 51.2 percent of total revenues, up from $7.9 million, or 51.7 percent of total revenues, in the second quarter of 2003. Services revenues for the second quarter of 2004 were comprised of maintenance revenues of $7.8 million and professional services revenues of $1.7 million, up from $7.0 million in maintenance revenues and $0.9 million in professional services revenues in the second quarter of 2003. The increase in services revenues was primarily due to an increase in our installed customer base and an increased focus on selling value-added consulting services.

      The average sales price for transactions in the second quarter of 2004 was $34 thousand, compared with $26 thousand in the second quarter of 2003 and $28 thousand in the first quarter of 2004. With respect to large transactions (sales greater than $130 thousand) we closed 25 during the current quarter having an average sales price of approximately $301 thousand, compared with 14 in the second quarter of 2003 having an average sales price of $349 thousand.

      During the second quarter of 2004, revenues from our products for Microsoft-based platforms totaled $13.1 million, an increase of 26.4 percent over the second quarter of 2003. Revenues from these products accounted for approximately 71 percent of total revenues in the second quarter of 2004, up from 68 percent of total revenues for the second quarter of 2003. License revenues for our Microsoft-related products for the second quarter of 2004 were $7.9 million compared with $6.1 million in the second quarter of 2003. Maintenance revenues for our Microsoft-related products in the second quarter of 2004 were $5.2 million compared with $4.3 million in the second quarter of 2003. We expect revenues from our products and maintenance for Microsoft-based platforms will continue to grow as a percentage of total revenues.

      Revenues from our products for Novell-based platforms for the second quarter of 2004 were $2.7 million, or 15 percent of total revenues, compared with $2.9 million, or 19 percent of total revenues, in second quarter of 2003. Consistent with the trend seen in past quarters, total revenues from these products were down year-over-year, reflecting both the maturity and our penetration of the Novell market. License revenues for Novell-based platforms were $0.8 million in both the second quarter of 2004 and 2003. Maintenance revenues for Novell-based platforms in the second quarter of 2004 were $1.9 million compared with $2.1 million in the second quarter of 2003. While we expect our Novell revenues will continue to decline in the future, we expect the revenue decline will be modest relative to the declines over the past two years and expect the decline will be offset by higher revenues from our products and maintenance for other platforms.

      Sales of our security focused bv-Control product line accounted for approximately 86 percent of our license revenue in the second quarter of 2004 compared with 77 percent in the second quarter of 2003. Sales of our system administration focused bv-Admin product line accounted for approximately 14 percent of our license revenue in the second quarter of 2004 compared with 23 percent in the second quarter of 2003. The increase in our bv-Control product line revenues as a percentage of total revenue has increased year-over-year primarily due to the increased demand in the market for software to assist customers with policy compliance and vulnerability management requirements.

      No customer accounted for more than 10 percent of our revenues during the second quarter of 2004 or 2003. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 11 percent of total revenues in the second quarter of 2004 compared with 12 percent in the second quarter of 2003.

      GROSS PROFIT. Gross profit for the current quarter totaled $16.4 million, up 21 percent from the second quarter of 2003, due to the increase in revenues. Gross margin for the current quarter was 88.0 percent, slightly down from 88.2 percent in the second quarter of 2003. The decline in gross margin related to the increase in professional services revenues, which have a lower gross margin than our license and maintenance revenues.

      Gross profit generated from license revenues for the second quarter of 2004 was $8.9 million, compared with $7.3 million for the second quarter of 2003. The gross margin from license revenues for the second quarter of 2004 was
97.9 percent, compared with 98.8 percent for the second quarter of 2003.

      Gross profit from services revenues for the second quarter of 2004 was $7.5 million, compared with $6.2 million for the second quarter of 2003. Gross margin from services revenues for the second quarter of 2004 was 78.6 percent compared with 78.5 percent for the second quarter of 2003. While we do not track and measure costs of performing services (i.e., technical support, professional services) by product platform (i.e., Microsoft, Novell, etc.), we do not believe there is a material difference in the gross margin by product line.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the second quarter of 2004 totaled $17.3 million, up from $15.8 million for the second quarter of 2003. Operating costs for the second quarter of 2004 included restructuring and severance charges of approximately $0.5 million. Excluding these charges in the second quarter of 2004, operating costs and expenses were approximately $1.0 million, or 6.6 percent, higher in the second quarter of 2004 due to significant investments in sales and marketing since the second quarter of 2003 and costs related to our planned expansion of our R&D operations in India, higher wage and health care costs and expenses associated with Sarbanes-Oxley compliance.

      Sales and marketing expenses for the second quarter of 2004 were $9.7 million (52.4 percent of revenues), up from $9.3 million (60.5 percent of revenues) for the second quarter of 2003. The increase in sales and marketing expenses primarily related to investments in areas where we see long-term growth opportunities, specifically our Federal, Latin American and European operations. We also added personnel to our inside sales force and increased spending on marketing programs to grow our working sales pipeline. We expect sales and marketing expenses as a percentage of revenues to be lower in the second half of 2004 as a result of anticipated revenue growth.

      Research and development expenses for the second quarter of 2004 were $5.4 million (29.0 percent of revenues), up from $4.6 million (29.8 percent of revenues) for the second quarter of 2003. This increase related to our actions taken to affect the planned expansion of our R&D operations in India to better execute on our product strategy, as well as severance costs of approximately $0.3 million related to management changes within R&D.

Primarily as a result of the expansion in India, we expect R&D expenses in 2004 will be up $2.0 to $2.5 million over 2003. We also expect that this initiative coupled with anticipated revenue growth will result in a decrease in research and development expenses as a percentage of revenues.

      General and administrative expenses were $2.0 million in both the second quarter of 2004 (10.9 percent of revenues) and 2003 (12.8 percent of revenues). Direct costs associated with our efforts to comply with Sarbanes-Oxley section 404 totaled approximately $0.1 million during the second quarter of 2004. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

      We recorded restructuring charges totaling $0.1 million in the second quarter of 2004 primarily to establish a reserve against rent payments due from our sublease tenant which occupied our excess office space in Arlington, VA.

      In January 2003, we approved a sales and marketing reorganization plan (the "2003 Restructuring Plan"). The cost of this plan totaled approximately $0.5 million and consisted primarily of (i) involuntary employee separation for approximately 20 employees (a reduction in workforce of approximately 4 percent), (ii) our Netherlands sales office, and (iii) reserves for leasehold abandonment. All actions under the 2003 Restructuring Plan were completed by December 31, 2003.

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

      The remaining accrual for the 2002 Restructuring Plan at December 31, 2003 was comprised of the estimated carrying costs for our remaining excess space in Houston, Texas. During the second quarter of 2004, we received letters of intent to sublease the remaining excess space. We recorded a $0.1 million adjustment to our restructuring accrual as a result of receiving these letters of intent. The remaining accrual at June 30, 2004 is comprised of our carrying costs for the remaining space that are in excess of anticipated sublease payments. Adjustments could be required in future periods if there are significant changes to the terms and conditions of the sublease arrangements.

      The 2002 Restructuring Plan activity from December 31, 2003 to June 30, 2004 was as follows (in thousands):

                         REMAINING     RESTRUCTURING                       REMAINING
                          ACCRUAL         CHARGE            CASH            ACCRUAL
                        12/31/2003      ADJUSTMENTS     EXPENDITURES       6/30/2004
                        ----------     -------------    ------------       ---------
Lease commitments......   $ 1,538         $    33          $  (256)         $ 1,315
                          -------         -------          -------          -------
                          $ 1,538         $    33          $  (256)         $ 1,315
                          =======         =======          =======          =======

      In 2001, we completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability (the "2001 Restructuring Plan"). The cost of this plan totaled approximately $6.6 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of our Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices.

      The 2001 Restructuring Plan activity from December 31, 2003 to June 30, 2004 was as follows (in thousands):

                                       REMAINING   RESTRUCTURING                   REMAINING
                                        ACCRUAL       CHARGE          CASH          ACCRUAL
                                      12/31/2003    ADJUSTMENTS   EXPENDITURES     6/30/2004
                                      ----------   -------------  ------------     ---------
Lease commitments ..............         $ 453         $  13          $(182)         $ 284
                                         -----         -----          -----          -----
                                         $ 453         $  13          $(182)         $ 284
                                         =====         =====          =====          =====

      The remaining accrual for the 2001 Restructuring Plan consists of excess carrying costs until the lease cancellation for our two floors abandoned as part of said Plan is effective in September of 2004.

      PROVISION FOR INCOME TAXES. We did not record an income tax provision or benefit for our domestic operations in either the second quarter of 2004 or 2003, as we continue to provide a full valuation allowance against our deferred tax assets in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes". As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income. A provision of $0.1 million was recorded for taxes related to our foreign operations during the second quarter of 2004.

      NET LOSS. Due to the factors described above, net loss for the quarter ended June 30, 2004 was $0.9 million compared with $2.1 million for the quarter ended June 30, 2003.

      OUTLOOK. We expect full-year 2004 revenues will be in line with our previously announced estimate of $75 million to $80 million. We expect full-year 2004 net income of $1.0 million ($0.02 per share) to $3.0 million ($0.06 per share). Our estimate for net income has been revised to reflect restructuring and severance charges of approximately $0.5 million, which were incurred in the second quarter of 2004. For the third quarter of 2004, we estimate revenues will range between $18.0 million and $21.0 million and our net results will range between a net loss of $0.6 million ($0.01 per share) and net income of $1.4 million ($0.03 per share).

      We believe that our ability to achieve the high end of our revenue and net income range for 2004 depends on a number of factors, including higher closure rates on large transactions in the sales pipeline and continued overall improvement in sales effectiveness.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003

      REVENUES. Revenues for the first six months of 2004 were $33.5 million compared with $28.4 million for the first six months of 2003. The year-over-year improvement in revenues resulted from a stronger working sales pipeline entering the year, improved sales execution and strong demand for our products. License revenues for the first half of 2004 were $15.0 million, or 44.7 percent of total revenues, up from $12.6 million, or 44.4 percent of total revenues, in the first half of 2003. Services revenues for the first half of 2004 were $18.6 million, or 55.3 percent of total revenues, up from $15.8 million, or 55.6 percent of total revenues, in the first half of 2003. Services revenues for the first half of 2004 were comprised of maintenance revenues of $15.3 million and professional services revenues of $3.3 million, up from $13.9 million in maintenance revenues and $1.9 million in professional services revenues in the first half of 2003. The increase in services revenues was primarily due to an increase in our installed customer base and an increased focus on selling value-added consulting services.

      With respect to large transactions (sales greater than $130 thousand) we closed 44 during the first half of 2004 having an average sales price of $316 thousand, compared with 30 during the first half of 2003 having an average sales price of $278 thousand.

      During the first half of 2004, revenues from our products for Microsoft-based platforms totaled $23.3 million, an increase of 22 percent over the first half of 2003. Revenues from these products accounted for approximately 69 percent of total revenues in the first half of 2004, up from 67 percent of total revenues for the first half of 2003. License revenues for our Microsoft-related products for the first half of 2004 were $13.0 million compared with $10.6 million in the first half of 2003. Maintenance revenues for our Microsoft-related products in the first half of 2004 were $10.2 million compared with $8.5 million in the first half of 2003. We expect revenues from our products and maintenance for Microsoft-based platforms will continue to grow as a percentage of total revenues.

      Revenues from our products for Novell-based platforms for the first half of 2004 were $5.2 million, or 16 percent of total revenues, compared with $5.6 million, or 20 percent of total revenues, in the first half of 2003. Consistent with the trend seen in past quarters, total revenues from these products were down year-over-year, reflecting both the maturity and our penetration of the Novell market. Licenses revenues for Novell-based platforms were $1.5 million in the first half of 2004 and $1.3 million in the first half of 2003. Maintenance revenues for Novell-based platforms in the first half of 2004 were $3.7 million compared with $4.3 million in the first half of 2003. While we expect our Novell revenues will continue to decline in the future, we expect the revenue decline will be modest relative to the declines over the past two years and expect the decline will be offset by higher revenues from our products and maintenance for other platforms.

      Sales of our security focused bv-Control product line accounted for approximately 85 percent of our license revenue in the first half of 2004 compared with 77 percent in the first half of 2003. Sales of our system administration focused bv-Admin product line accounted for approximately 15 percent of our license revenue in the first half of 2004 compared with 23 percent in the first half of 2003. The increase in our bv-Control product line revenues as a percentage of total revenue has increased year-over-year primarily due to the increased demand in the market for software to assist customers with policy compliance and vulnerability management requirements.

      No customer accounted for more than 10 percent of our revenues during the first half of 2004 or 2003. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 11 percent of total revenues in both the first half of 2004 and 2003.

      GROSS PROFIT. Gross profit for the first half of 2004 totaled $29.3 million, up 17 percent from the first half of 2003 due to the increase in revenues. Gross margin for the first half of 2004 was 87.5 percent, slightly down from 88.2 percent in the first half of 2003. The decline in gross margin related to the increase in professional services revenues, which have a lower gross margin than our license and maintenance revenues.

      Gross profit generated from license revenues for the first half of 2004 was $14.7 million, compared with $12.4 million for the first half of 2003. The gross margin from license revenues for the first half of 2004 was 97.8 percent, compared with 98.3 percent for the first half of 2003.

      Gross profit from services revenues for the first half of 2004 was $14.7 million, compared with $12.6 million for the first half of 2003. Gross margin from services revenues for the first half of 2004 was 79.2 percent compared with
80.1 percent for the first half of 2003. The decline in gross margin reflected higher personnel costs associated with our technical-support and professional-services units. While we do not track and measure costs of performing services (technical support, professional services) by product platform (i.e., Microsoft, Novell, etc.), we do not believe there is a material difference in the gross margin by product line.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the first half of 2004 totaled $33.0 million, up from $30.1 million for the first half of 2003. The increase in operating costs year-over-year is primarily attributable to significant investments in sales and marketing since the first half of 2003 and costs related to our planned expansion of our R&D operations in India, higher wage and health care costs and expenses associated with Sarbanes-Oxley compliance.

      Sales and marketing expenses for the first half of 2004 were $18.9 million (56.4 percent of revenues), up from $17.0 million (60.0 percent of revenues) for the first half of 2003. The increase in sales and marketing expenses primarily related to investments in areas where we see long-term growth opportunities, specifically our Federal, Latin American and European operations. We also added personnel to our inside sales force and increased spending on marketing programs to grow our working sales pipeline. We expect sales and marketing expenses as a percentage of revenues to be lower for the remainder of 2004 as a result of anticipated revenue growth.

      Research and development expenses for the first half of 2004 were $10.0 million (29.7 percent of revenues), up from $8.8 million (31.0 percent of revenues) for the first half of 2003. This increase related to our actions taken to affect the planned expansion of our R&D operations in India to better execute on our product strategy, as well as severance costs of approximately $0.3 million related to management changes within R&D.

Primarily as a result of the expansion in India, we expect R&D expenses in 2004 will be up $2.0 to $2.5 million over 2003. We also expect that this initiative coupled with anticipated revenue growth will result in a decrease in research and development expenses as a percentage of revenues.

      General and administrative expenses were $3.9 million in the first half of 2004 (11.7 percent of revenues), up from $3.7 million (13.2 percent of revenues) for the first half of 2003. Direct costs associated with our efforts to comply with Sarbanes-Oxley section 404 totaled approximately $0.1 million during the first half of 2004. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

      Restructuring costs were $0.1 million for the first half of 2004 and $0.5 million for the first half of 2003 (See detailed discussion of these costs above).

      PROVISION FOR INCOME TAXES. We did not record an income tax provision for our domestic operations in either the first half of 2004 or 2003, as we continue to provide a full valuation allowance against our deferred tax assets in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes". As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company's pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income. A provision of $0.1 million was recorded for taxes related to our foreign operations during the first half of 2004.

      NET LOSS. Due to the factors described above, net loss for the first half of 2004 was $3.6 million compared with $4.8 million for the first half of 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

      We had cash, cash equivalents and short-term investments of $35.0 million at June 30, 2004 compared with $35.4 million at December 31, 2003.

      Cash flows provided by (used in) operating activities were $0.2 million in the first six months of 2004 compared with $(0.2) million in the first six months of 2003. The increase in cash provided by operating activities in 2004 was due to an increase of cash collections on deferred revenues of approximately $2.3 million compared with the first six months of 2003.

      Cash flows used in investing activities were $4.4 million in the first six months of 2004 compared with $0.7 million in the first six months of 2003. The increase in cash used in investing activities was primarily due to the purchase of $3.9 million in short-term investments during the first six months of 2004. Capital expenditures for the first six months of 2004 were $0.6 million compared with $0.7 million for the first six months of 2003.

      Cash flows provided by (used in) financing activities were $(0.1) million in the first six months of 2004 compared with $0.4 million in the first six months of 2003. During the first six months of 2004, we generated proceeds of approximately $1.1 million from the issuance of common stock through our Employee Stock Purchase Plan and employee stock option exercises. We also used $1.2 million in cash to repurchase 0.4 million shares of our common stock. The $0.4 million in cash provided by financing activities during the first six months of 2003 was primarily from issuances of common stock under our Employee Stock Purchase Plan.

      We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The contractual obligations under these lease commitments were comprised of the following as of June 30, 2004:

                                                  REMAINDER OF
   CONTRACTUAL OBLIGATION          TOTAL              2004          2005 - 2007      2008 - 2009      2010 - 2011
-----------------------------     --------        ------------      -----------      -----------      -----------
Operating leases ...........      $ 23,448          $  2,576          $ 11,372         $  7,101         $  2,399
Sub-leasing arrangements*...          (109)             (109)               --               --               --
                                  --------          --------          --------         --------         --------
                                  $ 23,339          $  2,467          $ 11,372         $  7,101         $  2,399
                                  ========          ========          ========         ========         ========

* We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these executed sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments in the preceding table. The above tables do not reflect estimated cash receipts for our sub-lease space in which we have received letters of intent.

      Our expected principal cash requirements for the remainder of 2004 are:
(i) capital expenditures between $2.0 and $2.5 million, primarily for computer and software equipment, (ii) working capital requirements, (iii) net payments on operating leases of approximately $2.5 million, and (iv) stock repurchases of up to $2.0 million. We believe there is sufficient cash on hand to meet these cash requirements, as well as our cash requirements for the foreseeable future.

STOCK REPURCHASE PROGRAM

      In July 2004, our Board of Directors approved a stock repurchase program for the third quarter of 2004. Under this program, management may spend up to $2.0 million, at its discretion, for the repurchase of our common stock in the open market, subject to Securities and Exchange Commission guidelines and restrictions set forth in Rule 10b-18.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes since December 31, 2003. See the Company's Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

      The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of June 30, 2004 (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner. There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date. There have been no significant changes made during the fiscal quarter ending June 30, 2004 in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                    Total Number of
                                                                                  Shares Purchased as        Maximum Dollar Value
                                                                                    part of Publicly          that can still be
                                   Total Number of        Average Price Paid       Announced Plans or          Spent Under the
           Period                  Shares Purchased           per Share                 Programs                   Program
           ------                  ----------------       -------------------     -------------------        --------------------
April 1, 2004 to April 30, 2004

May 1, 2004 to May 31, 2004             445,534                  $2.77                   445,534                    $0.00

June 1, 2004 to June 30, 2004

**The Company announced on April 29, 2004 that its Board of Directors had approved a stock repurchase program. The Company could spend up to $2.5 million during the second quarter of 2004 under this program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At an annual meeting of stockholders on May 27, 2004, the stockholders took the following actions, described in more detail in the definitive proxy statement filed April 14, 2004, by votes as indicated below:

                                                                             ABSTAIN /         BROKER
MATTER                              FOR                 AGAINST              WITHHELD        NON-VOTES
------                              ---                 -------              --------        ---------
Reelection of
Eric J. Pulaski
to Board of Directors           42,276,397                    0             1,731,412                0

Reelection of
Peter T. Dameris
to Board of Directors           41,868,053                      0           2,139,756                 0

Amendment to Non-Employee
Director Stock Option Plan      13,892,209             12,782,848             132,184        17,200,568

Continuing in their terms of office as directors after the meeting were Richard
A. Hosley II, Edward L. Pierce, Robert D. Repass, and Armand S. Shapiro.

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

            Exhibits designated by the symbol * are filed with this Quarterly Report on Form 10-Q. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

            Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report.

    Exhibit 10.1+* Executive Employment Agreement entered into effective April 13, 2004, between the Company and Arshad Matin

    Exhibit 10.2+ Form of Change of Control Agreement entered into effective April 13, 2004 between the Company and Arshad Matin (incorporated by reference to the Exhibit 10.15 to BindView's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

    Exhibit 10.3+ Form of Indemnification Agreement entered into effective April 13, 2004 between the Company and Arshad Matin (incorporated by reference to the Exhibit 10.16 to BindView's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

    Exhibit 10.4+* 1998 Non-Employee Director Incentive Plan, as amended September 2, 2003, approved by shareholders May 27, 2004

    Exhibit 31.1* Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 31.2* Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.1* Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.2* Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

      In a Current Report on Form 8-K dated April 29, 2004, the Company reported it had issued a press release announcing financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BINDVIEW DEVELOPMENT CORPORATION

August 13, 2004                  By: /s/ KEVIN P. COHN
                                     -----------------------------------
                                 Kevin P. Cohn
                                 Vice President, Controller and Chief Accounting
                                 Officer (Principal Accounting Officer)

                               INDEX TO EXHIBITS

      Exhibits designated by the symbol * are filed with this Quarterly Report on Form 10-Q. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

      Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report.

Exhibit 10.1+* Executive Employment Agreement entered into effective April 13, 2004, between the Company and Arshad Matin

Exhibit 10.2+ Form of Change of Control Agreement entered into effective April 13, 2004 between the Company and Arshad Matin (incorporated by reference to the Exhibit 10.15 to BindView's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

Exhibit 10.3+ Form of Indemnification Agreement entered into effective April 13, 2004 between the Company and Arshad Matin (incorporated by reference to the Exhibit 10.16 to BindView's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

Exhibit 10.4+* 1998 Non-Employee Director Incentive Plan, as amended September 2, 2003, approved by shareholders May 27, 2004

Exhibit 31.1* Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2* Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1* Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2* Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002