Form 10-K/A
period 2003-12-31
BINDVIEW DEVELOPMENT CORP
filed 2004-12-21
CIK 1061646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 000-24677

BindView Development Corporation

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0306721 (I.R.S. Employer Identification No.)

5151 San Felipe, 25th Floor, Houston, TX (Address of principal executive offices)	77056 (Zip Code)

(713) 561-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	NASDAQ National Market

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

EXPLANATORY NOTE

     BindView Development Corporation, Inc. (“BindView” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed on March 30, 2004 (the “Form 10-K”), to restate the consolidated financial statements and related footnote disclosures to correct an overstatement of revenues in our Latin America operations. As more fully described in Note 16 to the consolidated financial statements, revenues for the fourth quarter of 2003 were overstated by $173,000 as a result of a product return, which certain Company personnel in Latin America knew to have occurred within the contractually allowable return period, but which they did not report to the Company’s accounting department. Individuals who the Company believes were culpably involved in these transactions are no longer employed by the Company. The Company has terminated relationships with resellers that it believes may have been culpably involved in these transactions. In addition to these actions, the Company has revised Part II Item 9A to include information about the impact of the restatement on its internal controls. This Amendment No. 1 amends only the portions of the Form 10-K listed in the next paragraph below; the remainder of the Form 10-K is substantively unchanged and is reproduced in this Amendment No. 1 for convenient reference. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-K, except as otherwise indicated.

     This Amendment No. 1 contains changes to the following disclosures:

•	Part II – Item 6. Selected Financial Data

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 9A. Controls and Procedures

•	Part III – Item 15. Exhibits and Financial Statement Schedule

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

     BindView Development Corporation is a leading provider of software for proactively managing business policy, IT security, and computer network directory information. Our solutions help customers to centralize and automate policy compliance, vulnerability management, and directory administration functions across the enterprise. BindView solutions combine (1) a broad-based knowledge of the customer IT environment with (2) specific process implementation around an IT risk management lifecycle and (3) our policy/vulnerability/ directory technology to help customers safeguard their computer systems, applications and networks from internal and external threats and vulnerabilities. These threats and vulnerabilities emanate from myriad sources throughout the customer IT environment (i.e., hackers, employees, rogue users and systems, misconfigured and unpatched systems, etc.).

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

     As a business risk, IT service interruptions may occur for any number of reasons. More and more frequently, such interruptions result from vulnerability breaches and denial-of-service attacks caused by insidious outsiders, mischievous or destructive insiders, misconfigured or unauthorized systems, and so forth. In addition, organizations also face issues related to information theft, privacy protection and corporate governance, many of which are now (or soon will be) mandated for audit and compliance by federal, state and local governments and industry associations. Compliance requirements can be found in, for example, the Sarbanes-Oxley Act (SOX), the Graham-Leach-Bliley Act (GLBA), the Health Insurance Portability and Accountability Act (HIPAA), California Senate Bill 1386, Basel II, etc.

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

bv-Control for Windows® 2000x and Active Directory®
bv-Control for UNIX®
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
BindView NETinventory
BindView Smart Plug-In for HP OpenView
BindView Management Pack for Microsoft Operations Manager
BindView Patch Deployment

     In 2001, 2002, and 2003, our vulnerability-management products accounted for approximately 88%, 83%, and 80%, respectively, of our consolidated revenues.

     Directory Administration & Migration Products

     With its directory administration and migration suite, BindView helps organizations to significantly lower the cost of deploying and managing users and their access rights across the IT infrastructure. The software suite promotes compliance with IT and operational policies for directory and password management, roles-based administration of users, migration between operating systems, and migration between email systems. Our software helps organizations to centralize and automate the day-to-day tasks associated with provisioning user and machine accounts, and managing roles-based access controls across the network. Additionally, products in this suite assist organizations in efficiently migrating between or to latest versions of Microsoft and Novell operating systems and directory structures. Product scalability enables support across very large distributed server and user populations, with secure built-in workflow facilities for repetitive tasks such as account creation, account maintenance, manager approvals and so forth. Products in this suite also provide capabilities for user self-service functions such as password reset. A single management console manages multiple directories and domains, and includes a find-and-fix query facility. Products in this suite include:

bv-Admin for Windows®
bv-Admin for Windows® Migration
bv-Admin for Novell NDS®
bv-Admin for Novell® Migration
bv-Admin for Microsoft® Exchange
bv-Admin for Microsoft® Exchange Migration
bv-Admin for .Net® Web Services
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

Item 3. Legal Proceedings

     From time to time we are a plaintiff or defendant in various lawsuits and claims arising in the normal course of business. There are no pending (or, to our knowledge, threatened) lawsuits or claims whose outcomes, individually or in the aggregate, are likely to have a material adverse effect on our balance sheet, results of operations, cash flows or business.

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

     Item 6. Selected Financial Data

     The selected historical consolidated financial data was derived from the Company’s Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein. In 1999 and 2000, BindView completed mergers with Netect, Ltd. (“Netect”) and Entevo Corporation (“Entevo”) that were accounted for as pooling of interests, and accordingly, the selected financial data of BindView has been restated to include the accounts of Netect and Entevo for all periods prior to the mergers. The selected financial data for 2003 has been restated to conform to the financial statements included in this Annual Report on Form 10-K/A, Amendment No. 1.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of Operations Data:	(As Restated)
Revenues:
Licenses	$35,357	$37,238	$42,532	$58,931	$53,200
Services	32,315	29,740	28,356	27,125	18,539

	67,672	66,978	70,888	86,056	71,739
Cost of revenues:
Licenses	527	500	1,059	2,410	1,497
Services	6,954	5,782	6,407	4,049	2,357

	7,481	6,282	7,466	6,459	3,854
Gross profit	60,191	60,696	63,422	79,597	67,885
Operating costs and expenses:
Sales and marketing	36,040	37,242	49,079	44,746	34,974
Research and development	18,423	19,219	22,668	26,500	19,298
General and administrative	7,750	7,932	14,600	9,780	7,294
Transaction and restructuring	2,184	3,002	6,594	6,357	2,524
Asset impairment	—	276	1,979	1,284	—
Acquisition related earnout	—	—	—	—	1,200

Operating income (loss)	(4,206)	(6,975)	(31,498)	(9,070)	2,595
Other income (expense), net	447	2,104	(2,859)	4,443	3,263

Income (loss) before income taxes	(3,759)	(4,871)	(34,357)	(4,627)	5,858
Provision (benefit) for income taxes	50	19,562	(10,211)	(783)	6,299

Net loss	$(3,809)	$(24,433)	$(24,146)	$(3,844)	$(441)

Loss per common share — basic and diluted	$(0.08)	$(0.49)	$(0.47)	$(0.07)	$(0.01)
Shares used in computing loss per common share — basic and diluted	46,714	50,319	51,438	51,810	48,095

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:	(As Restated)
Working capital	$28,472	$26,309	$33,450	$64,483	$73,785
Total assets	63,007	63,556	88,121	113,034	113,242
Long-term debt	—	—	—	—	144
Shareholders’ equity	33,970	35,426	63,809	92,261	93,056

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

     In October 2004, as a result of information obtained by the Company in its efforts to collect certain receivables from Latin America resellers, the Company’s Audit Committee commenced an investigation of the Company’s Latin American operations. The Audit Committee retained independent legal counsel and consultants to assist with the investigation. On December 6, 2004 with the investigation substantially complete, the Audit Committee concluded that the Company had inappropriately recognized approximately $1.0 million in revenues, involving six transactions in Latin America. The Company’s reported revenues were overstated by $173,000 in the fourth quarter of 2003; $131,000 in the first quarter of 2004; and $698,000 in the second quarter of 2004. As a result of the overstatement of revenues, the Audit Committee concluded the Company would restate its financial statements for the year ended December 31, 2003 and the first two quarters of 2004, and also concluded that previously issued financial statements for those periods should no longer be relied upon. These conclusions were set forth in the Form 8-K dated December 6, 2004. The Audit Committee investigation was completed on December 8, 2004.

     Revenues for the fourth quarter of 2003 were overstated by $173,000 related to a product return, which certain Company personnel in Latin America knew to have occurred within the contractually allowable return period, but which they did not report to the Company’s accounting department. If this return had been reported in a timely manner to the Company’s accounting department, revenues from this transaction would not have been recognized in the fourth quarter of 2003. Certain personnel in Latin America who knew of the product return also made inaccurate representations as to the status of the receivable in response to the on-going collection efforts of the Company’s accounting department.

     Consequently, the effects of the restatement have been reflected in the discussion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 1 to the Form 10-K. This Amendment No. 1 to the Form 10-K does not reflect any other events occurring after the original filing of the Form 10-K.

Overview

     See the discussion above under Item 1, “General”, for an overview of our business.

Critical Accounting Policies and Estimates

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

     We do not provide price protection in our customer agreements and generally do not provide conditions of acceptance in sales agreements. If conditions of acceptance exist, we defer revenue recognition until such acceptance clauses lapse. If a right of return is granted on a sales transaction, it is generally for a period of 10 days and related return experience has been nominal. In situations where we grant a 10-day right of return period, revenue recognition is not precluded. In the few situations where return rights exceed 10 days, revenue recognition is deferred as appropriate. We have experienced de minimis warranty claims. We provide customary software warranties indicating the software will conform to published specifications, does not include viruses, back doors, etc., and does not infringe third-party intellectual property rights. To date, we have experienced di minimus warranty claims.

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

     Our service revenues are comprised primarily of maintenance revenue, with much smaller components of revenue from training and consulting services. Maintenance revenue represented approximately 86%, 88% and 92% of total service revenue in 2003, 2002 and 2001, respectively. Customers generally elect to purchase a one to three year maintenance agreement in conjunction with their licensing of our products, which is renewable, at the customer’s discretion, upon expiration of the original maintenance contract.

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

  Restructuring Charges

     Restructuring costs are based on our best estimates utilizing information available at the time we commit to the restructuring plans. We perform ongoing evaluations of our assumptions and estimates utilized in determining costs associated with our restructuring plans. Historically, we have made cost estimates of lease terminations, leasehold abandonments, involuntary employee separations, asset impairments and third party professional fees incurred in connection with restructuring plans. There may be a significant fluctuation in our estimated restructuring costs to the extent our subjective evaluation of the facts, circumstances and expectations change. We have made adjustments to our assumptions historically as a result of the deteriorating sublease commercial real estate markets in which we have abandoned leaseholds. In the fourth quarter of 2003, we revised our estimate of the carrying costs of our abandoned lease space and took a $1.6 million restructuring charge. This charge reflected a $1.9 million payment made to our landlord in December 2003 to cancel our lease on two of the three abandoned floors (the maximum cancelable under the lease agreement) and an increase in our accrual for estimated carrying costs (i.e., estimated future lease expense less estimated sublease income over the remaining term of the leases) associated with the remaining excess floor and other excess office space held by the Company. The estimated carrying costs of the abandoned lease space were determined with the assistance of our leasing agent and were based on an assessment of applicable commercial real estate markets. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement, tenant improvement allowance) that may be offered to a prospective sublease tenant. The accrual at December 31, 2003, for carrying costs of the abandoned lease space totaled $2.0 million. While we believe this accrual is adequate, it is subject to adjustment as conditions change. We will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant.

Results of Operations

  Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

     Revenues. Revenues for 2003 were $67.7 million compared with $67.0 million in 2002. The year-over-year increase related to a $2.6 million increase in services revenues, partially offset by a $1.9 million decrease in license revenues. License revenues for 2003 were $35.4 million, or 52 percent of total revenues, down from $37.2 million, or 56 percent of total revenues, in 2002. The decline in license revenues primarily related to a $1.7 million decrease in license revenues from our products for Novell-based platforms. The decline in license revenues from our Novell-related products reflected the maturity, and our high penetration, of the Novell market. We expect revenues from our Novell-related products will continue to decline in the future and as a result these revenues will become a smaller percent of our overall revenues. We also expect that the decline in our Novell-related revenues will be offset by growth in revenues from our other product platforms. Services revenues for 2003 were $32.3 million, or 48 percent of total revenues, up from $29.7 million, or 44 percent of total revenues, in 2002. The increase in services revenues was primarily due to an increase in our installed customer base and a higher focus on consulting services. We expect our service revenues to increase in the future as a result of our increased install base.

     During 2003, revenues from our products for Microsoft-based platforms totaled $46.1 million, an increase of 5 percent over 2002. Revenues from these products accounted for approximately 68 percent of total revenues in 2003, up from 65 percent of total revenues for 2002. License revenues for our Microsoft-related products for 2003 were $28.6 million compared with $29.5 million in 2002. Service revenues for our Microsoft-related products in 2003 were $17.4 million compared with $14.4 million in 2002. We expect revenues from our products and services for Microsoft-based platforms will continue to grow as a percentage of total revenues.

     Revenues from our products for Novell-based platforms for the current year were $11.6 million, or 17 percent of total revenues, compared with $15.1 million in 2002, or 23 percent of total revenues. Revenues from these products have continued their decline over the past year, reflecting both the maturity and our penetration of the Novell market. Licenses revenues for Novell-based platforms for 2003 were $3.3 million compared with $5.0 million in 2002. Service revenues for Novell-based platforms in 2003 were $8.2 million compared with $10.1 million in 2002. While we expect our Novell revenues will continue to decline in the future, we expect the revenue decline will be modest relative to the declines over the past two years and expect the decline will be offset by higher revenues from our products and services for other platforms.

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

     Gross Profit. Gross profit for 2003 was $60.2 million, compared with $60.7 million for 2002. The decline in gross profit resulted from the year-over-year decrease in license revenues and the slight decline in gross margin. The gross margin for 2003 was 88.9 percent, compared with 90.6 percent for 2002. The decline in gross margin reflected a shift in business mix toward services revenues, which have a lower gross margin than license revenues. Because resources used to provide services are not segregated by product line, the costs of revenues (shipping, technical support, professional services) are not tracked and segregated by revenue stream and consequently we do not measure gross profit by product platform (i.e., Microsoft, Novell, etc). We believe there is no material difference in the gross margin by product line.

     Gross profit generated from license revenue for 2003 was $34.8 million, compared with $36.7 million for 2002. The gross margin from license revenue for 2003 was 98.5 percent, compared with 98.7 percent for 2002. The modest decline in gross margin was primarily the result of the decrease in license revenues in 2003.

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

     Sales and marketing expenses for 2003 were $36.0 million (53.3 percent of revenues), down from $37.2 million (55.6 percent of revenues) for 2002, primarily related to actions we took to improve sales efficiency and marketing effectiveness. Because of declining revenues and a weak economic outlook, we completed a major corporate reorganization and implemented a number of cost cutting measures to improve operating efficiency, accelerate our return to profitability and generate positive cash flows from operating activities. These actions included a downsizing of the sales and marketing departments, which included the closing or downsizing of a number of our foreign sales offices and a reduction in the size of our enterprise sales force, which was focused exclusively on large enterprise transactions. We also redirected our marketing efforts on enhancing our product marketing capabilities and improving our sales opportunity generation capabilities. As a result of these efforts and expected future revenue growth, we expect sales and marketing expenses as a percentage of revenues to be lower in 2004 as a result of our initiatives to date to improve operating leverage and sales and marketing effectiveness and anticipated revenue growth.

     Research and development expenses for 2003 were $18.4 million (27.3 percent of revenues), down from $19.2 million (28.7 percent of revenues) in 2002. The year-over-year decrease in R&D expenses primarily related to the closing or downsizing of our development offices in Boston, Massachusetts and Arlington, Virginia and transferring those activities to our lower-cost development centers in Houston, Texas and Pune, India. We also transferred development responsibilities for certain of our legacy products from Houston, Texas to Pune, India and expect to continue leveraging that development center in the future. As a result of these initiatives and anticipated revenue growth, we expect future research and development expenses to decrease as a percentage of revenues.

     General and administrative expenses for 2003 were $7.8 million (11.5 percent of revenues), down from $7.9 million (11.8 percent of revenues) for 2002. We expect future general and administrative expenses to decrease as a percentage of revenues due to anticipated revenue growth.

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

     Net Loss. Due to the factors described above, net loss for 2003 was $3.8 million compared with $24.4 million for 2002.

  Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

     Revenues. Revenues for 2002 were $67.0 million compared with $70.9 million in 2001. The year-over-year decline related to a $5.3 million decrease in license revenues, partially offset by a $1.4 million increase in services revenues. License revenues for 2002 were $37.2 million, or 56 percent of total revenues, down from $42.5 million in 2001. The decline in license revenues primarily related to a $5.6 million decrease in license revenues from our products for Novell-based platforms, partially offset by a $0.1 million increase in license revenues from our Microsoft-related products. The decline in license revenues from our Novell-related products reflected the maturity, and our high penetration, of the Novell market. We expect revenues from our Novell- related products will continue to decline in the future and as a result these revenues will become a smaller percent of our overall revenues. We also expect that the decline in our Novell-related revenues will be offset by growth in revenues from our other product platforms. Services revenues for 2002 were $29.7 million, or 44 percent of total revenues, up from $28.4 million in 2001.

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

     Revenues from our products for Novell-based platforms for the current year were $15.1 million, or 23 percent of total revenues, compared with $21.6 million in 2001, or 30 percent of total revenues. Revenues from these products have been declining over the past year, reflecting both the maturity and our penetration of the Novell market. Licenses revenues for Novell-related products for 2002 were $5.0 million compared with $10.6 million in 2001. Service revenues for Novell-related products in 2002 were $10.1 million compared with $11.0 million in 2001.

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

     Sales and marketing expenses for 2002 were $37.2 million (55.6 percent of revenues), down from $49.1 million (69.2 percent of revenues) for 2001, primarily related to actions we took to improve sales efficiency and marketing effectiveness. Because of declining revenues and a weak economic outlook, we completed in 2001 a major corporate reorganization and implemented a number of cost cutting measures to improve operating efficiency, accelerate our return to profitability and generate positive cash flows from operating activities. These actions included a downsizing of the sales and marketing departments, which included the closing or downsizing of a number of our foreign sales offices and a reduction in the size of our enterprise sales force, which was focused exclusively on large enterprise transactions. We also redirected our marketing efforts on enhancing our product marketing capabilities and improving our sales opportunity generation capabilities.

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

     Natural disasters and other infrastructure problems may hurt our ability to operate. We rely heavily on our telephone system, computer network, and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation, and direct provision of fee-based services. Those systems may be vulnerable to damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, flooding such as that resulting from Tropical Storm Alison in June 2001, telecommunications failure, sabotage, terrorist attacks such as those of 9/11, vandalism and similar events. Despite precautions, a natural disaster or other unanticipated problems could result in interruptions in our service or significant damage. In addition, failure of any of our telecommunications providers to provide consistent data communications capacity could result in interruptions in our services and thus in our ability to provide service to our customers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to a variety of risks associated with foreign currency exchange rate fluctuations and changes in the market value of its investments. Special Note: Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See “Business — Special Note Regarding Forward-Looking Statements’ contained elsewhere herein.

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

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary financial information required to be filed under this Item are presented in Item 15 of this Annual Report on Form 10-K/A, Amendment No. 1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of December 31, 2003 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this annual report have been made known to them in a timely manner. However, as more fully described below in “Revenue Recognition Issues in BindView’s Latin American Operations”, management later determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2003, because the Company had a material weakness in revenue reporting for its Latin American operations.

     There have been no significant changes made during the period covered by this report in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting. As discussed below, however, we have implemented additional measures to improve our internal controls over financial reporting. These measures took effect after the period covered by this report.

     Revenue Recognition Issues in BindView’s Latin American Operations

     In October 2004, as a result of information obtained by the Company in its efforts to collect certain receivables from Latin American resellers, the Company’s Audit Committee commenced an investigation of the Company’s Latin American operations. The Audit Committee retained independent legal counsel and consultants to assist with the investigation. On December 6, 2004, with the investigation substantially complete, the Audit Committee concluded that due to errors with the transactions described below, the Company would restate its financial statements for the year ended December 31, 2003 and the first two quarters of 2004, and also concluded that previously issued financial statements for those periods should no longer be relied upon. These conclusions were set forth in the Form 8-K dated December 6, 2004, and were also discussed with the Company’s independent registered public accounting firm. The Audit Committee investigation was completed on December 8, 2004.

     The Company’s previously issued financial statements for the periods referenced above have been restated to correct for an overstatement of approximately $1.0 million in revenues, involving six transactions in Latin America. As a result, the Company’s reported revenues were overstated by $173,000 in the fourth quarter of 2003; $131,000 in the first quarter of 2004; and $698,000 in the second quarter of 2004.

     Revenues for the fourth quarter of 2003 were overstated by $173,000 related to a product return, which certain Company personnel in Latin America knew to have occurred within the contractually allowable return period, but which they did not report to the Company’s accounting department. If this return had been reported in a timely manner to the Company’s accounting department, revenues from this transaction would not have been recognized in the fourth quarter of 2003. Certain personnel in Latin America who knew of the product return also made inaccurate representations as to the status of the receivable in response to the on-going collection efforts of the Company’s accounting department.

     Revenues for the first quarter of 2004 were overstated by $131,000. This was comprised of (i) two separate transactions with a single reseller and an end-user customer for which professional services revenues were overstated by $122,000; and (ii) maintenance revenue of $9,000 on the fourth quarter 2003 transaction referred to above. The overstatement of professional services revenues resulted from the recording of revenues based on invalid contracts and statements of work that had been submitted to the Company’s accounting department by certain personnel in Latin America. These documents, certain of which the Company believes were falsified prior to being submitted to its accounting department, purported to show that the Company had entered into an arrangement with a subsidiary of the reseller to provide services to the end-user customer on behalf of the Company.

     Revenues for the second quarter of 2004 were overstated by $698,000, resulting from the recording of three transactions based on invalid documents that had been submitted to the Company’s accounting department by certain personnel in its Latin American operations. These documents, certain of which the Company believes were falsified prior to being submitted to its accounting department, included contracts and professional services statements of work and time sheets that purported to show that valid arrangements supporting the underlying transactions had been entered into with third parties. Certain personnel in Latin America also made inaccurate representations as to the status of these receivables in response to the on-going collection efforts of the Company’s accounting department.

     Individuals who the Company believes were culpably involved in these transactions are no longer employed by the Company. The Company has terminated relationships with resellers that it believes may have been culpably involved in these transactions.

     As a result of the investigation into the above matters, the Company has determined that it has a “material weakness” with respect to the reporting of revenues from its Latin American operations. In addition to the actions taken with respect to personnel and resellers, as mentioned above, the Company has also designed and implemented new procedures to improve controls to better ensure that revenues are recognized only on transactions that are based on valid arrangements, which meet the Company’s revenue recognition criteria. The significant enhancements to our procedures and controls that have been implemented include:

•	We will obtain signed written representations from each sales and professional services representative, manager, director and vice president prior to finalizing results for a quarterly or annual period and prior to payment of sales commissions or any incentive-based compensation for that period. Generally speaking, these representations state that to the best of the individual’s knowledge, (i) he or she has complied with the Company’s Code of Conduct, (ii) the documentation supporting the sales transactions with which he or she was involved is valid, appropriately authorized and complete and (iii) no conditions to any sales transaction have been agreed to with the customer that have not been explicitly stated in the documentation supporting that sales transaction.

•	In geographies where the Company has a limited operating history (e.g. Latin America or any other new geography the Company may enter), payment of sales commissions will be deferred until collection of accounts receivable has occurred.

•	We are assigning non-sales personnel to communicate directly with foreign resellers and end-user customers regarding past due accounts receivable.

•	We have made changes to our reporting structure to provide for more direct communication. These changes include sales operations now reports to our chief operating officer and the head of professional services now reports directly to non-sales management.

•	We have implemented more extensive background and reference checks to be performed on all prospective employees.

•	We have expanded the Company’s disclosure committee to include representations from a broader cross section of departments.

•	We are implementing enhanced pre-close analytical review procedures to identify emerging changes in our business.

     By implementing its planned internal control improvements, the Company expects to remediate this “material weakness”. However, if the Company is unable to (i) demonstrate that its internal controls over financial reporting are designed appropriately and operating effectively for a sufficient period of time, (ii) assert that its internal controls over financial reporting are effective as of December 31, 2004, and (iii) complete its evaluation on a timely enough basis for its independent registered public accounting firm to complete their assessment of the Company’s internal controls over financial reporting by the due date for the Company’s 2004 Annual Report on Form 10-K, the Company will have to report the material weakness in such Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

     For information concerning this Item, see text under the captions “Election of Directors,” “Executive Officers and Compensation,” “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and “Code of Ethics” in the proxy statement relating to our 2004 annual meeting of shareholders (the “Proxy Statement”) filed April 21, 2004, which information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule

     (a) Documents included in this Annual Report on Form 10-K/A, Amendment No. 1:

     Other financial schedules under the Securities Exchange Act of 1934, as amended have been omitted because they are either not required or are not material.

     (b) Exhibits:

     Reference is made to the Exhibit Index at the end of this Annual Report on Form 10-K/A, Amendment No. 1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BindView Development Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) on page 30 present fairly, in all material respects, the financial position of BindView Development Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2003.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 10, 2004, except Note 16 as to which the date is December 20, 2004

BINDVIEW DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2003	2002
	As Restated
ASSETS	(Note 16)
Current assets:
Cash and cash equivalents	$35,449	$37,760
Cash — restricted	2,250	—
Accounts receivable, net of allowance of $1,040 and $1,237	14,066	11,199
Other	2,180	2,052

Total current assets	53,945	51,011
Property and equipment, net	6,564	7,816
Investments and other assets	2,498	4,729

Total assets	$63,007	$63,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,066	$1,990
Accrued liabilities	4,879	6,341
Accrued compensation	5,275	3,907
Deferred revenue	13,253	12,464

Total current liabilities	25,473	24,702
Deferred revenue	1,477	2,213
Other	2,087	1,215
Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued	—	—
Common stock, no par value, 100,000 shares authorized, 47,034 and 46,278 shares issued and outstanding	1	1
Additional paid-in capital	105,176	104,332
Notes receivable from shareholder	(392)	(892)
Accumulated deficit	(72,207)	(68,398)
Accumulated other comprehensive income	1,392	383

Total shareholders’ equity	33,970	35,426

Total liabilities and shareholders’ equity	$63,007	$63,556

See notes to consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
	As Restated
Revenues:	(Note 16)
Licenses	$35,357	$37,238	$42,532
Services	32,315	29,740	28,356

	67,672	66,978	70,888
Cost of revenues:
Cost of licenses	527	500	1,059
Cost of services	6,954	5,782	6,407

	7,481	6,282	7,466
Gross profit	60,191	60,696	63,422
Operating costs and expenses:
Sales and marketing	36,040	37,242	49,079
Research and development	18,423	19,219	22,668
General and administrative	7,750	7,932	14,600
Restructuring	2,184	3,002	6,594
Asset impairment	—	276	1,979

Operating loss	(4,206)	(6,975)	(31,498)
Other income (expense), net	447	2,104	(2,859)

Loss before income taxes	(3,759)	(4,871)	(34,357)
Provision (benefit) for income taxes	50	19,562	(10,211)

Net loss	$(3,809)	$(24,433)	$(24,146)

Loss per common share — basic and diluted	$(0.08)	$(0.49)	$(0.47)

Number of shares used to calculate per share amounts, basic and diluted	46,714	50,319	51,438
Reconciliation of net loss to comprehensive loss:
Net loss	$(3,809)	$(24,433)	$(24,146)
Unrealized gain from foreign currency translation	1,009	568	84

Comprehensive loss	$(2,800)	$(23,865)	$(24,062)

See notes to consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock		Additional Paid-In Capital	Shareholder Note	Accumulated	Other Comprehensive	Treasury	Total Shareholders'
	Shares	Amount	Amount	Receivable	Deficit	Income (Loss)	Stock	Equity
Balance at December 31, 2000	52,298	$1	$117,816	$(144)	$(19,819)	$(269)	$(5,324)	$92,261
Exercise of stock options and warrants	1,490	—	1,558	—	—	—	—	1,558
Tax benefit related to exercise of employee stock options	—	—	867	—	—	—	—	867
Employee stock purchase plan	187	—	599	—	—	—	—	599
Treasury stock purchases (2,363 shares).	—	—	—	—	—	—	(7,414)	(7,414)
Common stock issued under restricted stock agreement	400	—	1,044	(1,044)	—	—	—	—
Foreign currency translation adjustment.	—	—	—	—	—	84	—	84
Net loss	—	—	—	—	(24,146)	—	—	(24,146)

Balance at December 31, 2001	54,375	$1	$121,884	$(1,188)	$(43,965)	$(185)	$(12,738)	$63,809
Exercise of stock options	108	—	66	—	—	—	—	66
Employee stock purchase plan	490	—	498	—	—	—	—	498
Treasury stock purchases (5,697 shares).	—	—	—	—	—	—	(5,378)	(5,378)
Retirement of treasury stock	(8,695)	—	(18,116)	—	—	—	18,116	—
Reduction of shareholder note in lieu of guaranteed bonus	—	—	—	296	—	—	—	296
Foreign currency translation adjustment.	—	—	—	—	—	568	—	568
Net loss	—	—	—	—	(24,433)	—	—	(24,433)

Balance at December 31, 2002	46,278	$1	$104,332	$(892)	$(68,398)	$383	$—	$35,426
Exercise of stock options	281	—	390	—	—	—	—	390
Provision for reserve on note receivable	—	—	—	144	—	—	—	144
Reduction of shareholder note in lieu of guaranteed bonus	—	—	—	356	—	—	—	356
Employee stock purchase plan	475	—	454	—	—	—	—	454
Foreign currency translation adjustment.	—	—	—	—	—	1,009	—	1,009
Net loss (As Restated-Note 16)	—	—	—	—	(3,809)	—	—	(3,809)

Balance at December 31, 2003 (As Restated-Note 16)	47,034	$1	$105,176	$(392)	$(72,207)	$1,392	$—	$33,970

See notes to consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2002	2001
	As Restated
Cash flows from operating activities:	(Note 16)
Net loss	$(3,809)	$(24,433)	$(24,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,574	4,442	5,413
Bad debt expense	—	—	3,474
Asset impairments	—	276	8,148
Deferred income tax provision (benefit)	—	19,562	(10,211)
Stock compensation expense	357	—	—
Provision for reserve on note receivable and other	144	48	197
Changes in operating assets and liabilities:
Accounts receivable	(2,666)	(933)	9,753
Other assets	(62)	(773)	75
Accounts payable	18	36	(2,279)
Accrued liabilities	732	1,811	4,290
Deferred revenues	(17)	1,602	1,537

Net cash provided by (used in) operating activities	(1,729)	1,638	(3,749)

Cash flows from investing activities:
Capital expenditures	(2,307)	(3,064)	(2,986)
Net proceeds from maturity (purchase) of investments	—	3,253	6,951
Other	—	40	—

Net cash provided by (used in) investing activities	(2,307)	229	3,965

Cash flows from financing activities:
Restriction on cash under letter of credit	—	—	(4,500)
Repurchase of common stock	—	(5,378)	(7,414)
Net proceeds from sale of common stock	844	564	2,060

Net cash provided by (used in) financing activities	844	(4,814)	(9,854)
Effect of exchange rate changes on cash	881	916	92

Net decrease in cash and cash equivalents	(2,311)	(2,031)	(9,546)
Cash and cash equivalents at beginning of year	37,760	39,791	49,337

Cash and cash equivalents at end of year	$35,449	$37,760	$39,791

Non-cash financing and investing activities:
Reduction of shareholder note in lieu of guaranteed bonus	$356	$296	$—
Tax benefit related to the exercise of employee stock options	$—	$—	$867
Note receivable from shareholder in exchange for 400 shares of restricted common stock	$—	$—	$1,044

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

     Service revenues are comprised primarily of maintenance revenue, with much smaller components of revenue from training and consulting services. Maintenance revenue represented approximately 86%, 88% and 92% of total service revenue in 2003, 2002 and 2001, respectively. Customers generally elect to purchase a one to three year maintenance agreement in conjunction with their licensing of the Company’s products, which is renewable, at the customer’s discretion, upon expiration of the original maintenance contract. Maintenance revenues are recognized ratably over the contract term. Training and consulting service revenues are recognized when the training or consulting activities are performed, generally within a few weeks of product installation by the customer. Services, other than maintenance, are of a short-term nature and are not provided under multi-year contracts.

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

	Year Ended December 31,
	2003	2002	2001
	As Restated
	(Note 16)
Net loss as reported	$(3,809)	$(24,433)	$(24,146)
Add: Stock-based employee compensation expense included in reported net loss	357	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(6,343)	(7,979)	(7,685)

Pro forma net loss	$(9,795)	$(32,412)	$(31,831)

Loss per common share (basic and diluted):
— As reported	$(0.08)	$(0.49)	$(0.47)
— Pro forma	$(0.21)	$(0.64)	$(0.62)

     The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected life (in years)	5	5	6
Interest rate	4%	5%	5%
Volatility	100%	106%	112%
Dividend yield	0%	0%	0%

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

  Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the presentation for the current year. In addition, the Company has reclassified $0.5 million from current restricted cash to investments and other assets on its December 31, 2003 consolidated balance sheet.

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

2. Restructuring Expenses and Asset Impairments

     Restructuring costs were $2.2 million in 2003, $3.0 million in 2002 and $6.6 million in 2001. Restructuring costs in 2003 consisted of a $1.6 million increase in the accrual for carrying costs of abandoned lease space (which were accrued as part of the Company restructuring plans in 2001 and 2002) and a $0.6 million charge related to the Company’s sales and marketing reorganization plan (the “2003 Restructuring Plan”). The $1.6 million increase in the accrual reflected the Company’s decision to (i) cancel its lease on two of the three abandoned floors (the maximum cancelable under the lease agreement), which resulted in a $1.9 million payment to the landlord in December and (ii) an assessment of the estimated remaining carrying costs (i.e., estimated future lease expense, less estimated sublease income over the remaining term of the leases) associated with the remaining excess floor in Houston and other excess office space held by the Company. The cancellation of two floors by the Company resulted in an upward adjustment to the Company’s 2001 Restructuring Plan accrual of $0.9 million, which was partially offset with a reduction to deferred rent expense associated with the canceled space of approximately $0.4 million. The assessment of the carrying costs with the remaining excess floor in Houston resulted in an upward adjustment to the 2002 Restructuring Plan of $1.1 million. Restructuring costs in 2002 consisted of a $1.9 million charge for the Company’s 2002 Restructuring Plan and a $1.1 million increase to the accrual for the 2001 Restructuring Plan. The $1.1 million adjustment was the result of an increase in the estimated carrying costs for the Company’s two floors abandoned as part of the 2001 Restructuring Plan.

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

     The remaining accrual for the 2002 Restructuring Plan at December 31, 2003 is comprised of the estimated carrying costs for the remaining excess space in Houston, Texas. As discussed in detail above, the restructuring charge adjustments during 2003 were based on the Company’s assessment of the remaining carrying costs of the remaining excess lease space. Additional adjustments to this balance could be required in future periods based on the economic outlook of the real estate market in Houston, Texas.

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

3. Restricted Cash

     At December 31, 2003 and 2002, the Company had $4.5 million of restricted cash, which is on deposit with a financial institution as collateral for a $4.5 million irrevocable letter of credit that was issued by that institution on the Company’s behalf to meet the collateral requirement of its corporate office lease. Under terms of the office lease, this letter of credit requirement is reduced to $2.25 million in 2004 and expires in 2005. Except for the current portion of the restricted cash, which is included in current assets, the restricted cash is included in investments and other assets in the accompanying Consolidated Balance Sheets.

4. Property and Equipment

     Property and equipment were comprised of the following:

	Estimated	December 31,
	Useful Lives	2003	2002
	(In thousands)
Computer equipment and software	3 years	$19,549	$18,402
Office furniture and other equipment	3-10 years	4,161	3,497
Autos	5 years	49	49
Leasehold improvements	Lease terms	5,061	4,777

		28,820	26,725
Less — accumulated depreciation		(22,256)	(18,909)

		$6,564	$7,816

     Depreciation expense totaled $3.6 million in 2003, $4.1 million in 2002, and $5.2 million in 2001.

5. Income Taxes

     The components of income (loss) before income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
		(In thousands)
	Restated
	(Note 16)
U.S. operations	$(4,524)	$(5,653)	$(37,112)
Foreign	765	782	2,755

Total loss before income taxes	$(3,759)	$(4,871)	$(34,357)

     The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current
U.S. operations
Federal	$—	$—	$—
State	—	—	—
Foreign	50	—	75

Total current	$50	$—	$75
Deferred
U.S. operations
Federal	$—	$19,466	$(10,250)
State	—	96	(36)
Foreign	—	—	—

Total deferred	$—	$19,562	$(10,286)

Total	$50	$19,562	$(10,211)

     The differences between income taxes computed at the federal statutory income tax rate and the provision (benefit) for income taxes follow:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
	Restated
	(Note 16)
Income taxes computed at federal statutory income tax rate	$(1,278)	$(1,656)	$(11,681)
State income taxes, net of federal benefit	(513)	(112)	(36)
Foreign income taxes	(212)	(203)	25
Research and development credit	(791)	(275)	(780)
Foreign interest and dividends	467	—	—
Valuation allowance	2,156	21,705	2,035
Other	221	103	226

Total provision (benefit) for income taxes	$50	$19,562	$(10,211)

     The components of deferred tax assets and liabilities at December 31, 2003 and 2002 are comprised of the following:

	December 31,
	2003	2002
	(In thousands)
	Restated
	(Note 16)
Deferred tax assets:
Net operating loss carryforwards	$18,384	$21,445
Capitalized research and development costs	5,539	4,155
Difference in basis for equity investment	1,872	1,872
Research and development credit carryforward	4,122	3,331
Allowance for doubtful accounts	372	439
Accrued liabilities	544	886
Differences in basis for long-lived assets	1,705	1,646
Other	956	409

	33,494	34,183
Deferred tax liabilities	—	—
Total	33,494	34,183
Less: Valuation allowance	(33,494)	(34,183)

Total deferred tax asset	$—	$—

     At December 31, 2003, the Company has a domestic NOL carryforward of approximately $51 million, of which $8 million expires in 2012, $39 million expires from 2018 through 2021 and $4 million expires in 2022. The Company also has foreign NOL carryforwards totaling approximately $3 million and a research and development credit carryforward of $4 million expiring between 2018 and 2023.

     During 2002, the Company made an assessment of realization of its deferred tax assets and concluded that a full valuation allowance was appropriate, resulting in a charge of $19.6 million. As of December 31, 2003, the Company has a full valuation allowance of $33.5 million against its deferred tax assets. As in its prior assessments, the Company considered its current and previous performance and other relevant factors in determining the sufficiency of its valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than management’s outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company’s pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income.

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

	2003	2002	2001
	As Restated
	(Note 16)
Numerator:
Net loss — numerator for loss per share — basic and diluted	$(3,809)	$(24,433)	$(24,146)
Denominator:
Denominator for basic loss per share — weighted-average shares	46,714	50,319	51,438
Effect of dilutive securities:
Effect of stock options	—	—	—

Total diluted shares	46,714	50,319	51,438

Loss per common share — basic and diluted	$(0.08)	$(0.49)	$(0.47)

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

     The following table summarizes combined activity under the stock option plans for each of the three years ended December 31, 2003:

			Weighted
			Average
			Price Per
	Options	Price Per Share	Share
	(In thousands, except per share amounts)
Options outstanding, December 31, 2000	11,956	$0.38-$22.50	$7.22
Options granted	6,057	$1.00-$8.91	$3.13
Options lapsed or canceled	(8,328)	$0.39-$13.81	$7.27
Options exercised	(1,486)	$0.38-$10.06	$1.01

Options outstanding, December 31, 2001	8,199	$0.38-$13.81	$5.28
Options granted	3,149	$0.79-$2.37	$1.41
Options lapsed or canceled	(3,698)	$0.41-$13.81	$6.34
Options exercised	(107)	$0.38-$2.07	$0.61

Options outstanding, December 31, 2002	7,543	$0.38-$13.75	$3.20
Options granted	3,478	$1.10-$3.06	$1.34
Options lapsed or canceled	(1,300)	$0.41-$12.38	$4.73
Options exercised	(280)	$0.46-$2.90	$1.39
Reinstated exchange plan options	198	$3.19-$13.13	$10.07

Options outstanding, December 31, 2003	9,639	$0.38-$22.50	$2.54

     The following table summarizes outstanding and exercisable options at various price ranges at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Options	Life in Years	Price	Options	Price
	(Options in thousands)
under $1.00	743	5.6	$0.78	552	$0.72
$1.01-$1.50	3,798	8.5	$1.17	663	$1.34
$1.51-$2.00	1,645	7.9	$1.57	689	$1.62
$2.01-$5.00	2,445	7.4	$2.90	1,356	$3.21
$5.01-$10.00	770	6.0	$8.92	655	$8.98
Over $10.00	238	5.6	$11.80	210	$11.76

	9,639	7.6	$2.54	4,125	$3.66

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

  Option Exchange Program

     In July 2003, the Company completed a voluntary exchange program whereby employees could surrender options to purchase the Company’s common stock having an option price of $3.00 or higher in exchange for a lesser number of new options at a price equal to the market price on the date of issuance. The program was initiated in November 2002 and during 2003, extended in a manner that enabled participants who previously surrendered their options with the opportunity to rescind their participation. Under this program, the participants in the program surrendered 0.7 million options (which were cancelled by the Company in 2002) and in July 2003, the Company issued new options to purchase 0.3 million shares of common stock.

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

9. Commitments and Contingencies

  Guarantees

     FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements for FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for payment under these provisions and has not been required to make material payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

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

  Legal Matters

     From time to time the Company is a plaintiff or defendant in various lawsuits and claims arising in the normal course of business. There are no such pending or threatened lawsuits or claims whose outcomes, individually or in the aggregate, are likely to have a material adverse effect on the balance sheet, results of operations or cash flows of the Company.

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

11. Fair Value of Financial Instruments

     The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term maturity of the instruments.

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

13. Segment Data

     The Company believes that since its inception that it has operated in only one reportable segment as defined by SFAS 131. The Company manages its business primarily on an overall products and services basis. Revenues related to operations in the United States totaled $59.2 million, $59.8 million, and $62.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Revenues related to customers located in foreign countries, primarily in Europe, totaled $8.3 million, $7.2 million, and $8.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. Revenues related to bv-Control totaled $54.7 million, $55.2 million, and $61.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. Revenues related to bv-Admin totaled $8.8 million, $8.6 million, and $7.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. Revenues related to bv-Policy Center, which was introduced in 2002, were $0.3 million in 2003 and less than $0.1 million in 2002. Because resources used to provide services are not tracked and segregated by product line, the costs of revenues are not tracked and segregated by revenue stream and consequently the Company does not measure gross profit by product line. Long-lived assets within the United States totaled $5.9 million and $6.9 million at December 31, 2003 and 2002, respectively. Long-lived assets in foreign countries totaled $0.7 million and $0.9 million at December 31, 2003 and 2002, respectively.

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

15. Quarterly Financial Data (Unaudited)

     Quarterly financial information for 2003 and 2002 is summarized as follows:

	March 31,	June 30,	September 30,	December 31,	Adjustments	December 31,
	As Reported	As Reported	As Reported	As Reported		As Restated
						(Note 16)
2003:
Revenues	$13,047	$15,315	$15,551	$23,932	$(173)	$23,759
Gross profit	11,499	13,515	13,458	21,892	(173)	21,719
Net income (loss)	(2,701)	(2,143)	(1,146)	2,354	(173)	2,181
Basic net income (loss) per share	(0.06)	(0.05)	(0.02)	0.05	—	0.05
Diluted net income (loss) per share	(0.06)	(0.05)	(0.02)	0.05	(0.01)	0.04
2002:
Revenues	$16,805	$15,003	$15,944	$19,226		19,226
Gross profit	15,079	13,552	14,368	17,697		17,697
Net income (loss)	(424)	(22,466)	(2,941)	1,398		1,398
Basic and diluted net income (loss) per share	(0.01)	(0.43)	(0.06)	0.03		0.03

16. Restatement of Financials

     In October 2004, as a result of information obtained by the Company in its efforts to collect certain receivables from Latin America resellers, the Company’s Audit Committee commenced an investigation of the Company’s Latin American operations. The Audit Committee retained independent legal counsel and consultants to assist with the investigation. On December 6, 2004 with the investigation substantially complete, the Audit Committee concluded that the Company had inappropriately recognized approximately $1.0 million in revenues, involving six transactions in Latin America. The Company’s reported revenues were overstated by $173,000 in the fourth quarter of 2003; $131,000 in the first quarter of 2004; and $698,000 in the second quarter of 2004. As a result of the overstatement of revenues, the Audit Committee concluded that the Company would restate its financial statements for the year ended December 31, 2003 and the first two quarters of 2004 and also concluded that previously issued financial statements for those periods should no longer be relied upon. These conclusions were set forth in the Form 8-K dated December 6, 2004. The Audit Committee investigation was completed on December 8, 2004.

     Revenues for the fourth quarter of 2003 were overstated by $173,000 related to a product return, which certain Company personnel in Latin America knew to have occurred within the contractually allowable return period, but which they did not report to the Company’s accounting department. If this return had been reported in a timely manner to the Company’s accounting department, revenues from this transaction would not have been recognized in the fourth quarter of 2003. Certain personnel in Latin America who knew of the product return also made inaccurate representations as to the status of the receivable in response to the on-going collection efforts of the Company’s accounting department.

     For the three months ended December 31, 2003, total revenue decreased $173,000 to $23.8 million, gross profit decreased $173,000 to $21.7 million and net income decreased $173,000 to $2.2 million, each as compared to the amounts previously reported by the Company on its Form 10-K on February 10, 2004. There was no change to basic earnings per share and a $0.01 per share reduction to diluted earnings per share as a result of the adjustment.

     For the year ended December 31, 2003, total revenue decreased to $173,000 to $67.7 million, gross profit decreased $173,000 to $60.2 million and net loss increased $173,000 to $3.8 million, each as compared to the amounts previously reported by the Company on its Form 10-K on February 10, 2004. There was no change to basic or diluted earnings per share as a result of the adjustment.

     Consequently, the consolidated financial statements for the year ended December 31, 2003 are restated in this Annual Report on Form 10-K/A, Amendment No. 1. The following table summarizes the impact of these adjustments on the Company’s previously reported annual results filed on Form 10-K (in thousands):

Consolidated Balance Sheet:

	As of December 31, 2003
	As Reported	Adjustments	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$35,449	$—	$35,449
Cash — restricted	2,250		2,250
Accounts receivable	14,337	(271)	14,066
Other	2,180	—	2,180

Total current assets	54,216	(271)	53,945
Property and equipment, net	6,564	—	6,564
Investments and other assets	2,498		2,498

Total assets	$63,278	$(271)	$63,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,066	$—	$2,066
Accrued liabilities	4,879	—	4,879
Accrued compensation	5,275	—	5,275
Deferred revenue	13,351	(98)	13,253

Total current liabilities	25,571	(98)	25,473
Deferred revenue	1,477	—	1,477
Other	2,087	—	2,087
Shareholders’ equity:
Preferred stock	—	—	—
Common stock	1	—	1
Additional paid-in capital	105,176	—	105,176
Note receivable from shareholder	(392)	—	(392)
Accumulated deficit	(72,034)	(173)	(72,207)
Accumulated other comprehensive income	1,392	—	1,392

Total shareholders’ equity	34,143	(173)	33,970

Total liabilities and shareholders’ equity	$63,278	$(271)	$63,007

Statement of Operations and Comprehensive Loss:

	Year Ended December 31, 2003
	As Reported	Adjustments	As Adjusted
Revenues:
Licenses	$35,530	$(173)	$35,357
Services	32,315	—	32,315

	67,845	(173)	67,672
Cost of revenues:
Cost of licenses	527	—	527
Cost of services	6,954	—	6,954

	7,481	—	7,481
Gross profit	60,364	(173)	60,191
Operating costs and expenses:
Sales and marketing	36,040	—	36,040
Research and development	18,423	—	18,423
General and administrative	7,750	—	7,750
Restructuring	2,184	—	2,184
Asset impairment	—	—	—

Operating loss	(4,033)	(173)	(4,206)
Other income, net	447	—	447

Loss before income taxes	(3,586)	(173)	(3,759)
Provision for income taxes	50	—	50

Net loss	$(3,636)	$(173)	$(3,809)

Loss per common share — basic and diluted	$(0.08)	$—	$(0.08)

Number of shares used to calculate per share amounts, basic and diluted	46,714	—	46,714
Reconciliation of net loss to comprehensive loss:
Net loss	$(3,636)	$(173)	$(3,809)
Unrealized gain from foreign currency translation	1,009	—	1,009

Comprehensive loss	$(2,627)	$(173)	$(2,800)

Consolidated Cash Flows:

     None of the adjustments described above has any impact on cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the restated net loss and the effect revisions to certain balance sheet accounts has on changes in operating assets and liabilities.

	Year Ended December 31, 2003
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(3,636)	$(173)	$(3,809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,574	—	3,574
Stock compensation expense	357	—	357
Provision for reserve on note receivable and other	144	—	144
Changes in operating assets and liabilities:
Accounts receivable	(2,937)	271	(2,666)
Other assets	(62)	—	(62)
Accounts payable	18	—	18
Accrued liabilities	732	—	732
Deferred revenues	81	(98)	(17)

Net cash used in operating activities	(1,729)	—	(1,729)

Cash flows from investing activities:
Capital expenditures	(2,307)	—	(2,307)

Net cash used in investing activities	(2,307)	—	(2,307)

Cash flows from financing activities:
Net proceeds from sale of common stock	844	—	844

Net cash provided by used in financing activities	844	—	844
Effect of exchange rate changes on cash	881	—	881

Net decrease in cash and cash equivalents	(2,311)	—	(2,311)
Cash and cash equivalents at beginning of year	37,760	—	37,760

Cash and cash equivalents at end of year	$35,449	$—	$35,449

Pro Forma Stock-Based Compensation:

	Year Ended December 31, 2003
	As Reported	Adjustments	As Adjusted
Net loss as reported	$(3,636)	$(173)	$(3,809)
Add: Stock-based employee compensation expense included in reported net loss	357	—	357
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(6,343)	—	(6,343)

Pro forma net loss	$(9,622)	$(173)	$(9,795)

Loss per common share (basic and diluted):
— As reported	$(0.08)	$—	$(0.08)
— Pro forma	$(0.21)	$—	$(0.21)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions-
		Charges
	Balance at	to	Charges	Balance at
	January 1	Expense	Against Reserve	December 31
Accounts receivable — allowance for doubtful accounts
2001	$804	$3,474	$3,181	$1,097
2002	1,097	—	(140)	1,237
2003	1,237	—	197	1,040
Deferred tax asset valuation allowance
2001	$10,443	$2,035	$—	$12,478
2002	12,478	21,705	—	34,183
2003	34,183		689	33,494

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINDVIEW DEVELOPMENT CORPORATION

/s/ ERIC J. PULASKI
Eric J. Pulaski
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ ERIC J. PULASKI Eric J. Pulaski	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 20, 2004

/s/ EDWARD L. PIERCE Edward L. Pierce	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 20, 2004

/s/ KEVIN P. COHN Kevin P. Cohn	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	December 20, 2004

/s/ PETER T. DAMERIS Peter T. Dameris	Director	December 20, 2004

/s/ RICHARD A. HOSLEY II Richard A. Hosley II	Director	December 20, 2004

/s/ ROBERT D. REPASS Robert D. Repass	Director	December 20, 2004

/s/ ARMAND SHAPIRO Armand Shapiro	Director	December 20, 2004

     Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K/A, Amendment No. 1. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

     Exhibits designated by the symbol † are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 15.

     We undertake to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

Exhibit
Number		Description

2.1	—	Agreement of Merger dated as of January 26, 2000, by and among BindView, Bravo Acquisition Corporation, Entevo Corporation and the Representing Stockholders identified therein (incorporated by reference to Exhibit 2.1 to BindView’s Current Report on form 8-K (File No. 000-24677), dated February 9, 2000).

3.1	—	Amended and Restated Articles of Incorporation of BindView (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of BindView (Reg. No. 333-52883), filed with the Commission on May 15, 1998 (the “Form S-1”)).

3.2	—	Bylaws of BindView Development Corporation, as amended May 23, 2002 (Incorporated by reference to Exhibit 3.3 to BindView’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

4.1	—	Reference is hereby made to Exhibit 3.1 (incorporated by reference to Exhibit 4.1 to the Form S-1) and Exhibit 3.2 (incorporated by reference to Exhibit 3.3 to BindView’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

4.2	—	Rights Agreement dated September 17, 2001 between BindView and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to BindView’s Form 8-K filed on September 20, 2001 (the “9/20/2001 8-K”).

4.3	—	Resolution Establishing a Series of Preferred Stock dated September 17, 2001 (incorporated by reference to Exhibit 4.2 to the 9/20/2001 8-K).

4.4	—	Form of Right Certificate (incorporated by reference to Exhibit 4.3 to the 9/20/2001 8-K).

4.5	—	Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4.4 to the 9/20/2001 8-K).

10.1†	—	Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form S-1).

10.2†	—	Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form S-1).

10.3†	—	1997 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-1).

10.4†	—	Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to BindView’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”).

10.5	—	Agreement to Sublease dated June 25, 1998 between BindView and Halliburton Energy Services, Inc.

10.6	—	Lease Agreement dated June 20, 1995 between BindView and School Employees Holding Corp., including all amendments thereto (incorporated by reference to Exhibit 10.7 to the Form S-1).

10.7†	—	Amended and Restated Employment Agreement, dated June 24, 1999, between BindView and Marc R. Caminetsky (incorporated by reference to BindView’s Quarterly Report On Form 10-Q (File No. 000-24677) for the quarter ended June 30, 1999 (the “6/30/99 10-Q”).

10.8†	—	Amended and Restated Employment Agreement, dated June 24, 1999, between BindView and Paul J. Cormier (incorporated by reference to Exhibit 10.2 to the 6/30/99 10-Q).

10.9†	—	Executive Employment Agreement dated October 2, 2000 between BindView and Kevin M. Weiss (Incorporated by reference to Exhibit 10.10 to BindView’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)

10.10†	—	Employee Agreement dated September 26, 1996 between the Registrant and David E. Pulaski (incorporated by reference to Exhibit 10.14 to the Form S-1).

10.11†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Form S-1).

Exhibit
Number		Description

10.12†	—	Executive Employment Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “6/30/2001 10-Q”).

10.13†	—	Restricted Stock Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.2 to the 6/30/2001 10-Q).

10.14†	—	Promissory Note dated May 1, 2001 executed in favor of Bindview by Edward L. Pierce (incorporated by reference to Exhibit 10.3 to the 6/30/2001 10-Q).

10.15†	—	Change of Control Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.4 to the 6/30/2001 10-Q).

10.16†	—	Indemnification Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.5 to the 6/30/2001 10-Q).

10.17†	—	Nonqualified Stock Option Agreement dated May 1, 2001 between BindView and Richard P. Gardner (incorporated by reference to Exhibit 10.6 to the 6/30/2001 10-Q).

10.18†	—	Nonqualified Stock Option Agreement dated May 1, 2001 between BindView and William D. Miller (incorporated by reference to Exhibit 10.7 to the 6/30/2001 10-Q).

10.19†	—	Nonqualified Stock Option Agreement dated May 1, 2001 between BindView and Kevin M. Weiss (incorporated by reference to Exhibit 10.8 to the 6/30/2001 10-Q).

10.20†	—	Executive Employment Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.9 to the 6/30/2001 10-Q).

10.21†	—	Nonqualified Stock Option Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.10 to the 6/30/2001 10-Q).

10.22†	—	Change of Control Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.11 to the 6/30/2001 10-Q).

10.23†	—	Indemnification Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.12 to the 6/30/2001 10-Q).

10.24†	—	Indemnification Agreement dated July 18, 2001 between BindView and Gary S. Margolis (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “9/30/2001 10-Q”).

10.25†	—	Separation Agreement dated August 1, 2001 to be effective July 2, 2001 between BindView and Richard P. Gardner (incorporated by reference to Exhibit 10.2 to the 9/30/2001 10-Q).

10.26†	—	Separation Agreement dated August 3, 2001 to be effective July 16, 2001 between BindView and Kevin M. Weiss (incorporated by reference to Exhibit 10.3 to the 9/30/2001 10-Q).

10.27†	—	1998 Non-Employee Director Stock Option Plan, as amended October 26, 2001 and February 21, 2002 (incorporated by reference to Exhibit 10.28 to BindView’s Annual Report on Form 10K for the year ended December 31, 2001 (the “2001 10-K”))

10.28†	—	Amended and Restated Executive Employment Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.29 to the 2001 10-K)

10.29	—	Lease agreement dated March 30, 2001 between BindView and Sage Plaza One Ltd (incorporated by reference to Exhibit 10.30 to the 2001 10-K)

Exhibit
Number		Description

10.30†	—	Indemnification Agreement between the Company and Armand S. Shapiro, effective October 26, 2001 (incorporated by reference to Exhibit 10.31 to the 2001 10-K)

10.31†	—	Promissory Note dated December 31, 2001 executed in favor of Bindview by Edward L. Pierce (incorporated by reference to Exhibit 10.32 to the 2001 10-K)

10.32†	—	Rescission Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.33 to the 2001 10-K)

10.33†	—	Restricted Stock Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.34 to the 2001 10-K)

10.34†	—	Security Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.35 to the 2001 10-K)

10.35†	—	Indemnification agreement between the Company and Eric J. Pulaski, executed March 27, 2002 (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “3/31/2002 10-Q”))

10.36†	—	Indemnification agreement between the Company and Peter L. Bloom, executed March 27, 2002 (incorporated by reference to Exhibit 10.2 to the 3/31/2002 10-Q)

10.37†	—	Indemnification agreement between the Company and Richard A. Hosley II, executed March 27, 2002 (incorporated by reference to Exhibit 10.2 to the 3/31/2002 10-Q)

10.38†	—	Indemnification agreement between the Company and Peter T. Dameris, executed August 15, 2002 (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “9/30/2002 10-Q”))

10.39†	—	Nonqualified Stock Option Agreement, August 15, 2002, between the Company and Peter T. Dameris (incorporated by reference to Exhibit 10.2 to the 9/30/2002 10-Q)

10.40†	—	1999 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement relating to its 1999 Annual Shareholders’ Meeting, filed with the commission on April 30, 1999)

10.41	—	1999 Employee Stock Purchase Plan, as amended effective January 1, 2001 (incorporated by reference to Exhibit 10.41 to BindView’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)

10.42	—	Second Amendment to Employee Stock Purchase Plan, adopted by the Board of Directors on January 27, 2003, subject to subsequent shareholder approval (incorporated by reference to Exhibit 10.42 to the 2002 10-K)

10.43	—	BindView Development Corporation 2000 Indian Stock Option Plan, as amended through March 30, 2001 (incorporated by reference to Exhibit 10.43 to the 2002 10-K)

10.44	—	BindView Development Corporation 2000 Employee Incentive Plan, as amended through March 30, 2001 (incorporated by reference to Exhibit 10.44 to the 2002 10-K)

10.45†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and Eric J. Pulaski (incorporated by reference to Exhibit 10.45 to the 2002 10-K)

10.46†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and David S. Flame (incorporated by reference to Exhibit 10.46 to the 2002 10-K)

Exhibit
Number		Description

10.47†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and David E. Lloyd (incorporated by reference to Exhibit 10.47 to the 2002 10-K)

10.48†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and Gary S. Margolis (incorporated by reference to Exhibit 10.48 to the 2002 10-K)

10.49†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and Ronald E. Rosenthal (incorporated by reference to Exhibit 10.49 to the 2002 10-K)

10.50†	—	Form of Change of Control Agreement entered into effective December 30, 2002, between the Company and, respectively, Eric J. Pulaski, Kevin P. Cohn, Jeffery E. Margolis, Gary E. Margolis, and D.C. Toedt (incorporated by reference to Exhibit 10.50 to the 2002 10-K)

10.51†	—	Change of Control Agreement entered into effective December 30, 2002, between the Company and David S. Flame (incorporated by reference to Exhibit 10.51 to the 2002 10-K)

10.52†	—	Change of Control Agreement entered into effective December 30, 2002, between the Company and David E. Lloyd (incorporated by reference to Exhibit 10.52 to the 2002 10-K)

10.53†	—	Change of Control Agreement entered into effective December 30, 2002, between the Company and Ronald E. Rosenthal (incorporated by reference to Exhibit 10.53 to the 2002 10-K)

10.54†	—	Form of First Amended and Restated Executive Employment Agreement entered into effective December 30, 2002, between the Company and, respectively, Jeffery E. Margolis and D.C. Toedt (incorporated by reference to Exhibit 10.54 to the 2002 10-K)

10.55†	—	Form of Executive Employment Agreement entered into effective December 30, 2002, between the Company and, respectively, Scott S. Blake, Shantanu Ghosh, Diana Massaro, and Bruce K. Swope (incorporated by reference to Exhibit 10.55 to the 2002 10-K)

10.56†	—	Form of Change of Control Agreement entered into effective December 30, 2002, between the Company and, respectively, Scott S. Blake, Shantanu Ghosh, Diana Massaro, and Bruce K. Swope (incorporated by reference to Exhibit 10.56 to the 2002 10-K)

21.1	—	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to BindView’s Annual Report on Form 10-K for the year ended December 31, 2003)

23.1*	—	Consent of PricewaterhouseCoopers LLP

31.1*	—	Certification of the Company’s Chief Executive Officer, Eric J. Pulaski, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	—	Certification of the Company’s Chief Financial Officer, Edward L. Pierce, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	—	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith