Form 10-Q/A
period 2004-03-31
BINDVIEW DEVELOPMENT CORP
filed 2004-12-21
CIK 1061646

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-24677

BINDVIEW DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

TEXAS	76-0306721
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5151 SAN FELIPE, 25th FLOOR, HOUSTON, TX	77056
(Address of principal executive offices)	(Zip code)

(713) 561-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of May 07, 2004, the Company had 47,602,013 shares of Common Stock, no par value, outstanding.

EXPLANATORY NOTE

     BindView Development Corporation, Inc. (“BindView” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, which was originally filed on May 14, 2004 (the “Form 10-Q”), to restate the consolidated financial statements and related footnote disclosures for the three months ended March 31, 2004 to correct a $131,000 overstatement of revenues in our Latin America operations. As more fully described in Note 7 to the consolidated financial statements, this overstatement was comprised of (i) two separate transactions with a single reseller and an end-user customer for which professional services revenues were overstated by $122,000; and (ii) maintenance revenue of $9,000 associated with a December 2003 transaction. The overstatement of professional services revenues resulted from the recording of revenues based on invalid documents that had been submitted to the Company’s accounting department by certain personnel in Latin America. In addition, the Company has revised Part I Item 4 to include information about the impact of the restatements on its internal controls. This Amendment No. 1 amends only the portions of the Form 10-Q listed in the next paragraph below; the remainder of the Form 10-Q is substantively unchanged but is reproduced in this Amendment No. 1 for convenient reference. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q except as otherwise indicated.

This Amendment No. 1 contains changes to the following disclosures:

•	Part I – Item 1. Financial Statements (Unaudited)

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4. Controls and Procedures

•	Part II – Item 6. Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	MARCH 31,	DECEMBER 31,
	2004	2003
	(As Restated)	(As Restated)
	Note 7
ASSETS
Current assets:
Cash and cash equivalents	$39,244	$35,449
Cash – restricted	2,250	2,250
Accounts receivable, net of allowance of $1,040	7,029	14,066
Other	1,978	2,180

Total current assets	50,501	53,945
Property and equipment, net	5,726	6,564
Investments and other assets	2,795	2,498

Total assets	$59,022	$63,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,396	$2,066
Accrued liabilities	4,262	4,879
Accrued compensation	2,518	5,275
Deferred revenue	15,050	13,253

Total current liabilities	23,226	25,473
Deferred revenue	1,522	1,477
Other	1,977	2,087
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued	—	—
Common stock, no par value, 100,000 shares authorized, 47,562 and 47,034 shares issued and outstanding	1	1
Additional paid-in capital	106,168	105,176
Note receivable from shareholder	(326)	(392)
Accumulated deficit	(74,975)	(72,207)
Accumulated other comprehensive income	1,429	1,392

Total shareholders’ equity	32,297	33,970

Total liabilities and shareholders’ equity	$59,022	$63,007

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (Unaudited)
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
	(As Restated)
	Note 7
Revenues:
Licenses	$5,912	$5,196
Services	8,921	7,851

	14,833	13,047
Cost of revenues:
Cost of licenses	140	116
Cost of services	1,831	1,432

	1,971	1,548
Gross profit	12,862	11,499
Operating costs and expenses:
Sales and marketing	9,180	7,758
Research and development	4,576	4,235
General and administrative	1,898	1,777
Restructuring	—	549

Operating loss	(2,792)	(2,820)
Other income	94	119

Loss before income taxes	(2,698)	(2,701)
Provision for income taxes	70	—

Net loss	$(2,768)	$(2,701)

Loss per common share – basic and diluted	$(0.06)	$(0.06)

Number of shares used to calculate per share amounts, basic and diluted	47,329	46,342
Reconciliation of net loss to comprehensive loss:
Net loss	$(2,768)	$(2,701)
Unrealized gain from foreign currency translation	37	189

Comprehensive loss	$(2,731)	$(2,512)

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
	(As Restated)
	Note 7
Cash flows from operating activities:
Net loss	$(2,768)	$(2,701)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	740	969
Stock compensation expense	56	—
Other	(2)	74
Changes in operating assets and liabilities:
Accounts receivable	7,003	3,747
Other assets	114	570
Accounts payable	(666)	(999)
Accrued liabilities	(3,494)	(2,682)
Deferred revenues	1,849	499

Net cash provided by (used in) operating activities	2,832	(523)

Cash flows from investing activities:
Capital expenditures	(194)	(299)
Reimbursement of tenant improvements	284	—
Restrictions on cash	(194)	—
Other	10	—

Net cash used in investing activities	(94)	(299)

Cash flows from financing activities:
Net proceeds from sale of common stock	992	248

Net cash provided by financing activities	992	248
Effect of exchange rate changes on cash	65	196

Net increase (decrease) in cash and cash equivalents	3,795	(378)
Cash and cash equivalents at beginning of year	35,449	37,760

Cash and cash equivalents at end of period	$39,244	$37,382

Non-cash financing and investing activities:
Reduction of shareholder note in lieu of guaranteed bonus	$66	$161

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     The accompanying consolidated financial statements of BindView Development Corporation, a Texas corporation (the “Company” or “BindView”), included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2003.

2. LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
	(As Restated)
	Note 7
Numerator:
Net loss – numerator for loss per share – basic and diluted	$(2,768)	$(2,701)

Denominator:
Weighted-average shares - denominator for basic loss per share	47,329	46,342
Effect of dilutive securities	—	—

Total diluted shares	47,329	46,342

Loss per common share – basic and diluted	$(0.06)	$(0.06)

     Options to purchase 9.2 million and 7.0 million shares of common stock for the three months ended March 31, 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

3. STOCK BASED COMPENSATION

     The Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common shares at the date of the grant over the amount an employee must pay to acquire the common shares. The Company generally grants options at prices equal to the market price of common shares on the date of the grant. However, if options are granted at a price below fair market value, compensation expense is recorded in accordance with the provisions of APB 25. Compensation expense may also be recognized for certain options which are considered variable option grants. Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – an Amendment to FAS 123,” requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using tabular presentation as presented below. This table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts):

	THREE MONTHS
	ENDED MARCH 31,
	2004	2003
	(As Restated)
	Note 7
Net loss as reported	$(2,768)	$(2,701)
Add: Stock-based employee compensation expense included in reported net loss	56	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,232)	(1,440)

Pro forma net loss	$(3,944)	$(4,141)

Loss per common share (basic and diluted):
– As reported	$(0.06)	$(0.06)
– Pro forma	$(0.08)	$(0.09)

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

     The 2002 Restructuring Plan activity from December 31, 2003 to March 31, 2004 was as follows (in thousands):

	REMAINING		REMAINING
	ACCRUAL	CASH	ACCRUAL
	12/31/2003	EXPENDITURES	3/31/2004
Lease commitments	$1,538	$(128)	$1,410

     The remaining accrual for the 2002 Restructuring Plan at March 31, 2004 is comprised of the estimated carrying costs for our remaining excess space in Houston, Texas. Adjustments to this accrual could be required in future periods if there are significant changes in the commercial real estate sublease market in Houston, Texas.

     In 2001, the Company completed a corporate reorganization and implemented a number of cost-cutting measures to improve operating efficiency and to accelerate our return to profitability (the “2001 Restructuring Plan”). The cost of this plan totaled approximately $6.6 million and consisted primarily of: (i) involuntary employee separation expenses for approximately 160 employees (a reduction in workforce of approximately 21 percent), (ii) downsizing or closing of the Company’s Boston and Arlington development centers and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related costs. The restructuring costs included a $1.2 million charge related to asset impairments of leasehold improvements, equipment and other assets of the closed or downsized offices.

     The 2001 Restructuring Plan activity from December 31, 2003 to March 31, 2004 was as follows (in thousands):

	REMAINING		REMAINING
	ACCRUAL	CASH	ACCRUAL
	12/31/2003	EXPENDITURES	3/31/2004
Lease commitments	$453	$(58)	$395

     The remaining accrual for the 2001 Restructuring Plan consists of excess carrying costs until the lease cancellation for the Company’s two floors abandoned as part of said Plan is effective in September of 2004.

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

6. SUBSEQUENT EVENT

     In May 2004, the Company’s Board of Directors approved a stock repurchase program for the second quarter of 2004. Under this program, management of the Company may, at its discretion, spend up to $2.5 million for the repurchase of the Company’s common stock in the open market, subject to Securities and Exchange Commission guidelines and restrictions set forth in Rule 10b-18.

7. RESTATEMENT OF FINANCIALS

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

     Revenues for the fourth quarter of 2003 were overstated by $173,000 related to a product return, which certain Company personnel in Latin America knew to have occurred within the contractually allowable return period, but which they did not report to the Company’s accounting department. If this return had been reported in a timely manner to the Company’s accounting department, revenues from this transaction would not have been recognized in the fourth quarter of 2003. Certain personnel in Latin America who knew of the product return also made inaccurate representations as to status of the receivable in response to the on-going collection efforts of the Company’s accounting department.

     Revenues for the first quarter of 2004 were overstated by $131,000. This was comprised of (i) two separate transactions with a single reseller and an end-user customer for which professional services revenues were overstated by $122,000; and (ii) maintenance revenue of $9,000 on the fourth quarter 2003 transaction referred to above. The overstatement of professional services revenues resulted from the recording of revenues based on invalid contracts and statements of work that had been submitted to the Company’s accounting department by certain personnel in Latin America. These documents, certain of which the Company now believes were falsified prior to being submitted to its accounting department, purported to show that the Company had entered into an arrangement with a subsidiary of the reseller to provide services to the end-user customer on behalf of the Company.

     For the three months ended March 31, 2004, total revenue decreased $130,000 to $14.8 million, gross profit decreased $130,000 to $12.9 million and net loss increased $130,000 to $2.8 million, each as compared to the amounts previously reported by the Company on its Form 10-Q on May 14, 2004. There was no effect on basic and diluted loss per share as a result of the adjustments.

     Consequently, the consolidated financial statements for the three months ended March 31, 2004 are restated in this Quarterly Report on Form 10-Q/A, Amendment No. 1. The following table summarizes the impact of these adjustments on the Company’s previously reported quarterly results filed on Form 10-Q (in thousands):

Consolidated Balance Sheet:

	As of March 31, 2004
	As Reported	Adjustments	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$39,244	$—	$39,244
Cash — restricted	2,250	—	2,250
Accounts receivable	7,430	(401)	7,029
Other	1,978	—	1,978

Total current assets	50,902	(401)	50,501
Property and equipment, net	5,726	—	5,726
Investments and other assets	2,795	—	2,795

Total assets	$59,423	$(401)	$59,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,396	$—	$1,396
Accrued liabilities	4,262	—	4,262
Accrued compensation	2,518	—	2,518
Deferred revenue	15,148	(98)	15,050

Total current liabilities	23,324	(98)	23,226
Deferred revenue	1,522	—	1,522
Other	1,977	—	1,977
Shareholders’ equity:
Preferred stock	—	—	—
Common stock	1	—	1
Additional paid-in capital	106,168	—	106,168
Notes receivable from shareholder	(326)	—	(326)
Accumulated deficit	(74,672)	(303)	(74,975)
Accumulated other comprehensive income	1,429	—	1,429

Total shareholders’ equity	32,600	(303)	32,297

Total liabilities and shareholders’ equity	$59,423	$(401)	$59,022

Statement of Operations and Comprehensive Loss:

	For the Three Months Ended March 31, 2004
	As Reported	Adjustments	As Adjusted
Revenues:
Licenses	$5,912	$—	$5,912
Services	9,051	(130)	8,921

	14,963	(130)	14,833
Cost of revenues:
Cost of licenses	140	—	140
Cost of services	1,831	—	1,831

	1,971	—	1,971
Gross profit	12,992	(130)	12,862
Operating costs and expenses:
Sales and marketing	9,180	—	9,180
Research and development	4,576	—	4,576
General and administrative	1,898	—	1,898

Operating loss	(2,662)	(130)	(2,792)
Other income, net	94	—	94

Loss before income taxes	(2,568)	(130)	(2,698)
Provision for income taxes	70	—	70

Net loss	$(2,638)	$(130)	$(2,768)

	For the Three Months Ended March 31, 2004
	As Reported	Adjustments	As Adjusted
Loss per common share — basic and diluted	$(0.06)	$—	$(0.06)

Number of shares used to calculate per share amounts, basic and diluted	47,329	—	47,329
Reconciliation of net loss to comprehensive loss:
Net loss	$(2,638)	$(130)	$(2,768)
Unrealized gain from foreign currency translation	37	—	37

Comprehensive loss	$(2,601)	$(130)	$(2,731)

Consolidated Cash Flows:

     None of the adjustments described above has any impact on cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the restated net loss and the effect revisions to certain balance sheet accounts has on changes in operating assets and liabilities.

	For the Three Months Ended March 31, 2004
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(2,638)	$(130)	$(2,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	740	—	740
Stock compensation expense	56	—	56
Other	(2)	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	6,873	130	7,003
Other assets	114	—	114
Accounts payable	(666)	—	(666)
Accrued liabilities	(3,494)	—	(3,494)
Deferred revenues	1,849	—	1,849

Net cash used in operating activities	2,832	—	2,832

Cash flows from investing activities:
Capital expenditures	(194)	—	(194)
Reimbursement of tenant improvements	284		284
Restrictions on cash	(194)		(194)
Other	10	—	10

Net cash used in investing activities	(94)	—	(94)

Cash flows from financing activities:
Net proceeds from sale of common stock	992	—	992

Net cash provided by used in financing activities	992	—	992
Effect of exchange rate changes on cash	65	—	65

Net decrease in cash and cash equivalents	3,795	—	3,795
Cash and cash equivalents at beginning of year	35,449	—	35,449

Cash and cash equivalents at end of year	$39,244	$—	$39,244

Pro Forma Stock-Based Compensation:

	For the Three Months Ended March 31, 2004
	As Reported	Adjustments	As Adjusted
Net loss as reported	$(2,638)	$(130)	$(2,768)
Add: Stock-based employee compensation expense included in reported net loss	56	—	56
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,232)	—	(1,232)

Pro forma net loss	$(3,814)	$(130)	$(3,944)

Loss per common share (basic and diluted):
— As reported	$(0.06)	$—	$(0.06)
— Pro forma	$(0.08)	$—	$(0.08)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in the “Cautionary Statements” set forth in the Company’s Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2003. The following discussion should be read in conjunction with the Company’s consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K/A, Amendment No. 1.

     In October 2004, as a result of information obtained by the Company in its efforts to collect certain receivables from Latin America resellers, the Company’s Audit Committee commenced an investigation of the Company’s Latin American operations. The Audit Committee retained independent legal counsel and consultants to assist with the investigation. On December 6, 2004 with the investigation substantially complete, the Audit Committee concluded that the Company had inappropriately recognized approximately $1.0 million in revenues involving six transactions in Latin America. The Company’s reported revenues were overstated by $173,000 in the fourth quarter of 2003; $131,000 in the first quarter for 2004; and $698,000 in the second quarter of 2004. As a result of the overstatement of revenues, the Audit Committee concluded the Company would restate its financial statements for the year ended December 31, 2003 and the first two quarters of 2004 and also concluded that previously issued financial statements for those periods should no longer be relied upon. These conclusions were set forth in the Form 8-K dated December 6, 2004. The Audit Committee investigation was completed on December 8, 2004.

     Revenues for the fourth quarter of 2003 were overstated by $173,000 related to a product return, which certain Company personnel in Latin America knew to have occurred within the contractually allowable return period, but which they did not report to the Company’s accounting department. If this return had been reported in a timely manner to the Company’s accounting department, revenues from this transaction would not have been recognized in the fourth quarter of 2003. Certain personnel in Latin America who knew of the product return also made inaccurate representations as to status of the receivable in response to the on-going collection efforts of the Company’s accounting department.

     Revenues for the first quarter of 2004 were overstated by $131,000. This was comprised of (i) two separate transactions with a single reseller and an end-user customer for which professional services revenues were overstated by $122,000; and (ii) maintenance revenue of $9,000 on the fourth quarter 2003 transaction referred to above. The overstatement of professional services revenues resulted from the recording of revenues based on invalid contracts and statements of work that had been submitted to the Company’s accounting department by certain personnel in Latin America. These documents, certain of which the Company now believes were falsified prior to being submitted to its accounting department, purported to show that the Company had entered into an arrangement with a subsidiary of the reseller to provide services to the end-user customer on behalf of the Company.

     Consequently, the effects of the restatement have been reflected in the discussion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 1 to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect any other events occurring after the original filing of the Form 10-Q.

Overview

     See discussion under Item 1, “General” in our Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2003 for an overview of our business.

Critical Accounting Policies and Estimates

     There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2004 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2003.

Results of Operations

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

     Revenues. Revenues for the current quarter were $14.8 million compared with $13.0 million for the first quarter of 2003. License revenues for the first quarter of 2004 were $5.9 million, or 39.6 percent of total revenues, up from $5.2 million, or 39.8 percent of total revenues, in the first quarter of 2003. Services revenues for the first quarter of 2004 were $8.9 million, or 60.1 percent of total revenues, up from $7.9 million, or 60.2 percent of total revenues, in the first quarter of 2003. Services revenues for the first quarter of 2004 were comprised of maintenance revenues of $7.5 million and professional services revenues of $1.4 million, up from $7.0 million in maintenance revenues and $0.9 million in professional services revenues in the first quarter of 2003. The increase in services revenues was primarily due to an increase in our installed customer base and a higher focus on selling value-added consulting services.

     During the first quarter of 2004, revenues from our products for Microsoft-based platforms totaled $10.1 million, an increase of 15.7 percent over 2003. Revenues from these products accounted for approximately 68 percent of total revenues in the first quarter of 2004, up from 67 percent of total revenues for the first quarter of 2003. License revenues for our Microsoft-related products for the first quarter of 2004 were $5.1 million compared with $4.5 million in the first quarter of 2003. Maintenance revenues for our Microsoft-related products in the first quarter of 2004 were $5.0 million compared with $4.2 million in the first quarter of 2003. We expect revenues from our products and maintenance for Microsoft-based platforms will continue to grow as a percentage of total revenues.

     Revenues from our products for Novell-based platforms for the first quarter of 2004 were $2.5 million, or 17 percent of total revenues, compared with $2.7 million in first quarter of 2003, or 21 percent of total revenues. Consistent with the trend seen in past quarters, total revenues from these products were down year-over-year, reflecting both the maturity and our penetration of the Novell market. License revenues for Novell-based platforms for the first quarter of 2004 were $0.6 million compared with $0.5 million in the first quarter of 2003. Maintenance revenues for Novell-based platforms in the first quarter of 2004 were $1.8 million compared with $2.2 million in the first quarter of 2003. While we expect our Novell revenues will continue to decline in the future, we expect the revenue decline will be modest relative to the declines over the past two years and expect the decline will be offset by higher revenues from our products and maintenance for other platforms.

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

     Gross Profit. Gross profit for the current quarter totaled $12.9 million, up 12 percent from the first quarter of 2003, due to the increase in revenues. Gross margin for the current quarter was 86.7 percent, down from 88.1 percent in the first quarter of 2003. The decline in gross margin related to the increase in professional services revenues, which have a lower gross margin than the Company’s license and maintenance revenues.

     Gross profit generated from license revenue for the first quarter of 2004 was $5.8 million, compared with $5.1 million for the first quarter of 2003. The gross margin from license revenue for the first quarter of 2004 was 97.6 percent, compared with 97.8 percent for the first quarter of 2003.

     Gross profit from services revenue for the first quarter of 2004 was $7.1 million, compared with $6.4 million for the first quarter of 2003. Gross margin from services revenue for the first quarter of 2004 was 79.5 percent compared with 81.8 percent for the first quarter of 2003. The decline in gross margin reflected higher personnel costs associated with our technical-support and professional-services units. While we do not track and measure costs of performing services (technical support, professional services) by product platform (i.e., Microsoft, Novell, etc), we do not believe there is a material difference in the gross margin by product line.

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

     Sales and marketing expenses for the first quarter of 2004 were $9.2 million (61.9 percent of revenues), up from $7.8 million (59.5 percent of revenues) for the first quarter of 2003. The increase in sales and marketing expenses primarily related to investments in areas where we see long-term growth opportunities, specifically our Federal, Latin American and European operations. We also added personnel to our inside sales force and increased spending on marketing programs to grow our working sales pipeline. We expect sales and marketing expenses as a percentage of revenues to be lower in the second quarter of 2004 as a result of anticipated revenue growth.

     Research and development expenses for the first quarter of 2004 were $4.6 million (30.9 percent of revenues), up from $4.2 million (32.5 percent of revenues) for the first quarter of 2003. This increase primarily related to our actions taken to affect the planned expansion of our R&D operations in India to better execute on our product strategy, as well as increased personnel costs in our Houston location. Primarily as a result of the expansion in India, we expect R&D expenses in 2004 will be up $2.0 to $2.5 million over 2003. Approximately $1.0 million of this increase relates to one-time expenses; we therefore expect R&D expenses in 2005 will be below the expense level for 2004. We also expect that this initiative coupled with anticipated revenue growth will result in a decrease in research and development expenses as a percentage of revenues.

     General and administrative expenses for the first quarter of 2004 were $1.9 million (12.8 percent of revenues), up from $1.8 million (13.6 percent of revenues) for the first quarter of 2003. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

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

     The 2002 Restructuring Plan activity from December 31, 2003 to March 31, 2004 was as follows (in thousands):

	REMAINING		REMAINING
	ACCRUAL	CASH	ACCRUAL
	12/31/2003	EXPENDITURES	3/31/2004
Lease commitments	$1,538	$(128)	$1,410

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

     The 2001 Restructuring Plan activity from December 31, 2003 to March 31, 2004 was as follows (in thousands):

	REMAINING		REMAINING
	ACCRUAL	CASH	ACCRUAL
	12/31/2003	EXPENDITURES	3/31/2004
Lease commitments	$453	$(58)	$395

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

     Net Loss. Due to the factors described above, net loss for the quarter ended March 31, 2004 was $2.8 million compared with $2.7 million for the quarter ended March 31, 2003.

Liquidity and Capital Resources

     Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

     We had cash, cash equivalents and short-term investments of $39.2 million at March 31, 2004 compared with $35.4 million at December 31, 2003. Our working capital has decreased approximately $1.2 million since December 31, 2003 to $27.3 million at March 31, 2004 primarily due to an increase in our deferred revenues and the effects of accruals for incentive based compensation. At March 31, 2004, we had no outstanding debt.

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

     We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The contractual obligations under these lease commitments were comprised of the following as of March 31, 2004 (in thousands):

CONTRACTUAL		Remainder of
OBLIGATION	TOTAL	2004	2005 – 2007	2008 – 2009	2010 – 2011
Operating leases	$23,828	$3,743	$10,586	$7,100	$2,399
Sub-leasing arrangements*	(308)	(308)	—	—	—

	$23,520	$3,435	$10,586	$7,100	$2,399

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes since December 31, 2003. See the Company’s Annual Report on Form 10-K/A, Amendment No. 1.

ITEM 4. CONTROLS AND PROCEDURES

     The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of March 31, 2004 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report have been made known to them in a timely manner. However, as more fully described below in “Revenue Recognition Issues in BindView’s Latin American Operations”, management later determined that the Company’s disclosure controls and procedures were not effective as of March 31, 2004, because the Company had a material weakness in revenue reporting for its Latin American operations.

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

     Revenues for the second quarter of 2004 were overstated by $698,000, resulting from the recording of three transactions based on invalid documents that had been submitted to the Company’s accounting department by certain personnel in its Latin American operations. These documents, certain of which the Company believes were falsified prior to being submitted to its accounting department, included contracts and professional services statements of work and time sheets that purported to show that valid arrangements supporting the underlying transactions had been entered into with third parties. Certain personnel in Latin America also made inaccurate representations as to status of these receivables in response to the on-going collection efforts of the Company’s accounting department.

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

     As a result of the investigation into the above matters, the Company has determined that it has a “material weakness” with respect to the reporting of revenues from its Latin American operations. In addition to the actions taken with respect to personnel and resellers, as mentioned above, the Company has also designed and implemented new procedures to improve controls to better ensure that revenues are recognized only on transactions that are based on valid arrangements, which meet the Company’s revenue recognition criteria. The significant enhancements to our procedures and controls that have been implemented include:

•	We will obtain signed written representations from each sales and professional services representative, manager, director and vice president prior to finalizing results for a quarterly or annual period and prior to payment of sales commissions or any incentive-based compensation for that period. Generally speaking, these representations state that to the best of the individual’s knowledge, (i) he or she has complied with the Company’s Code of Conduct, (ii) the documentation supporting the sales transactions with which he or she was involved is valid, appropriately authorized and complete and (iii) no conditions to any sales transaction have been agreed to with the customer that have not been explicitly stated in the documentation supporting that sales transaction.

•	In geographies where the Company has a limited operating history (e.g. Latin America or any other new geography the Company may enter), payment of commissions will be deferred until collection of accounts receivable has occurred.

•	We are assigning non-sales personnel to communicate directly with foreign resellers and end-user customers regarding past due accounts receivable.

•	We have made changes to our reporting structure to provide for more direct communication. These changes include sales operations now reports to our chief operating officer and the head of professional services now reports directly to non-sales management.

•	We have implemented more extensive background and reference checks to be performed on all prospective employees.

•	We have expanded the Company’s disclosure committee to include representations from a broader cross section of departments.

•	We are implementing enhanced pre-close analytical review procedures to identify emerging changes in our business.

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

PART II. OTHER INFORMATION

ITEM 5. SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q/A, Amendment No. 1 includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company’s future financial position, revenue and expense projections, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in statements set forth under “Cautionary Statements” in our Annual Report on Form 10-K/A, Amendment No. 1.

ITEM 6. EXHIBITS

(a)	Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q/A, Amendment No. 1.

Exhibit 31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINDVIEW DEVELOPMENT CORPORATION
December 20, 2004	By:	/s/ KEVIN P. COHN
Kevin P. Cohn
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002