Form 10-Q/A
period 2004-06-30
BINDVIEW DEVELOPMENT CORP
filed 2004-12-21
CIK 1061646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

     BindView Development Corporation, Inc. (“BindView” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, which was originally filed on August 13, 2004 (the “Form 10-Q”), to restate the consolidated financial statements and related footnote disclosures for the three and six months ended June 30, 2004 to correct an overstatement of revenues in our Latin America operations. As more fully described in Note 9 to the consolidated financial statements, revenues were overstated by $698,000 and $829,000 for the three and six months ended June 30, 2004, respectively. The overstatement resulted from five transactions (two in the first quarter and three in the second quarter) that were recorded based on invalid documents that had been submitted to the Company’s accounting department by certain personnel in Latin America. In addition, the Company has revised Part I Item 4 to include information about the impact of the restatements on its internal controls. This Amendment No. 1 amends only the portions of the Form 10-Q listed in the next paragraph below; the remainder of the Form 10-Q is substantively unchanged but is reproduced in this Amendment No. 1 for convenient reference. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q except as otherwise indicated.

This Amendment No. 1 contains changes to the following disclosures:

•	Part I – Item 1. Financial Statements (Unaudited)

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4. Controls and Procedures

•	Part II – Item 6. Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	JUNE 30,	DECEMBER 31,
	2004	2003
	(As Restated) Note 9	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$31,119	$35,449
Cash – restricted	2,250	2,250
Short-term investments	3,912	—
Accounts receivable, net of allowance of $1,040	10,590	14,066
Other	2,353	2,180

Total current assets	50,224	53,945
Property and equipment, net	5,441	6,564
Other	2,929	2,498

Total assets	$58,594	$63,007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,463	$2,066
Accrued liabilities	4,464	4,879
Accrued compensation	3,624	5,275
Deferred revenues	15,100	13,253

Total current liabilities	24,651	25,473
Deferred revenues	2,472	1,477
Other liabilities	1,826	2,087

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued	—	—
Common stock, no par value, 100,000 shares authorized, 47,251 and 47,034 shares issued and outstanding	1	1
Additional paid-in capital	105,110	105,176
Note receivable from shareholder	(261)	(392)
Accumulated deficit	(76,466)	(72,207)
Accumulated other comprehensive income	1,261	1,392

Total shareholders’ equity	29,645	33,970

Total liabilities and shareholders’ equity	$58,594	$63,007

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2004	2003	2004	2003
	(As Restated)		(As Restated)
	Note 9		Note 9
Revenues:
Licenses	$8,648	$7,394	$14,560	$12,590
Services	9,231	7,921	18,152	15,772

	17,879	15,315	32,712	28,362

Cost of revenues:
Licenses	190	95	330	211
Services	1,910	1,705	3,741	3,137

	2,100	1,800	4,071	3,348

Gross profit	15,779	13,515	28,641	25,014

Operating costs and expenses:
Sales and marketing	9,739	9,269	18,919	17,027
Research and development	5,396	4,567	9,972	8,802
General and administrative	2,024	1,956	3,922	3,733
Restructuring	149	—	149	549

Operating loss	(1,529)	(2,277)	(4,321)	(5,097)
Other income, net	112	134	206	253

Loss before income taxes	(1,417)	(2,143)	(4,115)	(4,844)
Provision for income taxes	74	—	144	—

Net loss	$(1,491)	$(2,143)	$(4,259)	$(4,844)

Loss per common share – basic and diluted	$(0.03)	$(0.05)	$(0.09)	$(0.10)

Number of shares used to calculate per share amounts, basic and diluted	47,432	46,371	47,380	46,305

Reconciliation of net loss to comprehensive loss:
Net loss	$(1,491)	$(2,143)	$(4,259)	$(4,844)
Gain (loss) from currency translation	(168)	276	(131)	465

Comprehensive loss	$(1,659)	$(1,867)	$(4,390)	$(4,379)

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2004	2003
	(As Restated)
	Note 9
Cash flows from operating activities:
Net loss	$(4,259)	$(4,844)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,446	1,894
Stock compensation expense	181	—
Changes in operating assets and liabilities:
Accounts receivable	3,435	3,464
Other assets	(429)	817
Accounts payable	(595)	(739)
Accrued liabilities	(2,384)	(1,318)
Deferred revenues	2,844	540

Net cash provided by (used in) operating activities	239	(186)

Cash flows from investing activities:
Capital expenditures	(603)	(688)
Purchases of short term investments	(3,912)	—
Reimbursement of tenant improvements	284	—
Restrictions on cash	(194)	—

Net cash used in investing activities	(4,425)	(688)

Cash flows from financing activities:
Repurchase of common stock	(1,236)	—
Net proceeds from sale of common stock	1,170	366

Net cash (used in) provided by financing activities	(66)	366

Effect of exchange rate changes on cash	(78)	405

Net decrease in cash and cash equivalents	(4,330)	(103)
Cash and cash equivalents at beginning of year	35,449	37,760

Cash and cash equivalents at end of period	$31,119	$37,657

Non-cash financing and investing activities:
Reduction of shareholder note in lieu of guaranteed bonus	$131	$226

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

2.    LOSS PER SHARE

     Options to purchase 11.0 million shares of common stock for the three and six months ended June 30, 2004 and 9.0 million shares of common stock for the three and six months ended June 30, 2003 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

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

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2004	2003	2004	2003
	(As Restated)		(As Restated)
	Note 9		Note 9

Net loss as reported	$(1,491)	$(2,143)	$(4,259)	$(4,844)
Add: Stock-based employee compensation expense included in reported net loss	125	—	181	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,510)	(1,529)	(2,742)	(2,970)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2004	2003	2004	2003
	(As Restated)		(As Restated)
	Note 9		Note 9
Pro forma net loss	$(2,876)	$(3,672)	$(6,820)	$(7,814)

Loss per common share (basic and diluted):
– As reported	$(0.03)	$(0.05)	$(0.09)	$(0.10)
– Pro forma	$(0.06)	$(0.08)	$(0.14)	$(0.17)

4.    RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

     The Company recorded restructuring charges totaling $0.1 million and $0.5 million in the first half of 2004 and 2003, respectively. The 2004 charge was primarily attributable to reserves established against rent payments due from the Company’s sublease tenant which occupied its excess office space in Arlington, VA. The $0.5 million charge in 2003 was for the Company’s sales and marketing reorganization plan.

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

     The remaining accrual for the 2002 Restructuring Plan at December 31, 2003 was comprised of the estimated carrying costs for the Company’s remaining excess space in Houston, Texas. During the second quarter of 2004, the Company received letters of intent to sublease the remaining excess space. The Company recorded a $0.1 million adjustment to its restructuring accrual as a result of receiving these letters of intent. The remaining accrual at June 30, 2004 is comprised of the Company’s carrying costs for the remaining space in Houston that are in excess of anticipated sublease payments. Adjustments could be required in future periods if there are significant changes to the terms and conditions of the sublease arrangements.

     The 2002 Restructuring Plan activity from December 31, 2003 to June 30, 2004 was as follows (in thousands):

	REMAINING	RESTRUCTURING		REMAINING
	ACCRUAL	CHARGE	CASH	ACCRUAL
	12/31/2003	ADJUSTMENTS	EXPENDITURES	6/30/2004
Lease commitments	$1,538	$33	$(256)	$1,315

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

     The 2001 Restructuring Plan activity from December 31, 2003 to June 30, 2004 was as follows (in thousands):

	REMAINING	RESTRUCTURING		REMAINING
	ACCRUAL	CHARGE	CASH	ACCRUAL
	12/31/2003	ADJUSTMENTS	EXPENDITURES	6/30/2004
Lease commitments	$453	$13	$(182)	$284

     The remaining accrual for the 2001 Restructuring Plan consists of excess carrying costs until the lease cancellation for the Company’s two floors abandoned as part of said Plan is effective in September of 2004.

5.    INVESTMENTS

     The Company’s short-term investments include commercial paper, corporate bonds and certificates of deposit that have original maturities of more than three months and less than one year. These investments are intended to be held to maturity.

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

7.    SHAREHOLDERS’ EQUITY

     In April 2004, the Company’s Board of Directors approved a stock repurchase program for the second quarter of 2004. The Company purchased approximately 0.4 million shares of common stock during the quarter ended June 30, 2004, at an average price per share of $2.77. The Company retired these repurchased shares in June 2004.

8.    SUBSEQUENT EVENT

     In July 2004, the Company’s Board of Directors approved a stock repurchase program for the third quarter of 2004. Under this program, management of the Company can spend up to $2.0 million, at its discretion, for the repurchase of the Company’s common stock in the open market, subject to Securities and Exchange Commission guidelines and restrictions set forth in Rule 10b-18.

9.    RESTATEMENT OF FINANCIALS

     In October 2004, as a result of information obtained by the Company in its efforts to collect certain receivables from Latin American resellers, the Company’s Audit Committee commenced an investigation of the Company’s Latin American operations. The Audit Committee retained independent legal counsel and consultants to assist with the investigation. On December 6, 2004 with the investigation substantially complete, the Audit Committee concluded that the Company had inappropriately recognized approximately $1.0 million in revenues, involving six transactions in Latin America. The Company’s reported revenues were overstated by $173,000 in the fourth quarter of 2003; $131,000 in the first quarter of 2004; and $698,000 in the second quarter of 2004. As a result of the overstatement of revenues, the Audit Committee concluded the Company would restate its financial statements for the year ended December 31, 2003, the first two quarters of 2004 and the six months ended June 30, 2004 and also concluded that the previously issued financial statements for those periods should no longer be relied upon. These conclusions were set forth in the Form 8-K dated December 6, 2004. The Audit Committee investigation was completed on December 8, 2004.

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

     Revenues for the second quarter of 2004 were overstated by $698,000, resulting from the recording of three transactions based on invalid documents that had been submitted to the Company’s accounting department by certain personnel in its Latin America operations. These documents, certain of which the Company now believes were falsified prior to being submitted to its accounting department, included contracts and professional services statement of work and time sheets that purported to show that valid arrangements supporting the underlying transactions had been entered into with third parties. Certain personnel in Latin America also made inaccurate representations as to status of these receivables in response to the on-going collection efforts of the Company’s accounting department.

     For the three months ended June 30, 2004, total revenue decreased $698,000 to $17.9 million, gross profit decreased $576,000 to $15.8 million and net loss increased $576,000 to $1.5 million, each as compared to the amounts previously reported by the Company on its Form 10-Q on August 13, 2004. Basic and diluted loss per share was increased by $0.01 per share as a result of the adjustments.

     For the six months ended June 30, 2004, total revenue decreased $828,000 to $32.7 million, gross profit decreased $706,000 to $28.6 million and net loss increased $706,000 to $4.3 million, each as compared to the amounts previously reported by the Company on its Form 10-Q on August 13, 2004. Basic and diluted loss per share was increased by $0.02 per share as a result of the adjustments.

     Consequently, the consolidated financial statements for the three and six months ended June 30, 2004 are restated in this Quarterly Report on Form 10-Q/A, Amendment No. 1. The following table summarizes the impact of these adjustments on the Company’s previously reported quarterly results filed on Form 10-Q (in thousands):

Consolidated Balance Sheet:

ASSETS

	As of June 30, 2004
	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$31,119	$—	$31,119
Cash — restricted	2,250	—	2,250
Short-term investments	3,912	—	3,912
Accounts receivable	11,580	(990)	10,590
Other	2,353	—	2,353

Total current assets	51,214	(990)	50,224
Property and equipment, net	5,441	—	5,441
Investments and other assets	2,929	—	2,929

Total assets	$59,584	$(990)	$58,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,463	$—	$1,463
Accrued liabilities	4,464	—	4,464
Accrued compensation	3,624	—	3,624
Deferred revenue	15,211	(111)	15,100

Total current liabilities	24,762	(111)	24,651
Deferred revenue	2,472	—	2,472
Other	1,826	—	1,826
Shareholders’ equity:
Preferred stock	—	—	—
Common stock	1	—	1
Additional paid-in capital	105,110	—	105,110
Note receivable from shareholder	(261)	—	(261)
Accumulated deficit	(75,587)	(879)	(76,466)
Accumulated other comprehensive income	1,261	—	1,261

Total shareholders’ equity	30,524	(879)	29,645

Total liabilities and shareholders’ equity	$59,584	$(990)	$58,594

Statement of Operations and Comprehensive Loss:

	For the Three Months Ended June 30, 2004
	As Reported	Adjustments	As Adjusted
Revenues:
Licenses	$9,070	$(422)	$8,648
Services	9,507	(276)	9,231

	18,577	(698)	17,879

Cost of revenues:
Cost of licenses	190	—	190
Cost of services	2,032	(122)	1,910

	2,222	(122)	2,100
Gross profit	16,355	(576)	15,779
Operating costs and expenses:
Sales and marketing	9,739	—	9,739
Research and development	5,396	—	5,396
General and administrative	2,024	—	2,024
Restructuring	149	—	149

Operating loss	(953)	(576)	(1,529)
Other income, net	112	—	112

Loss before income taxes	(841)	(576)	(1,417)
Provision for income taxes	74	—	74

Net loss	$(915)	$(576)	$(1,491)

Loss per common share — basic and diluted	$(0.02)	$(0.01)	$(0.03)

Number of shares used to calculate per share amounts, basic and diluted	47,432	—	47,432
Reconciliation of net loss to comprehensive loss:
Net loss	$(915)	$(576)	$(1,491)
Unrealized loss from foreign currency translation	(168)	—	(168)

Comprehensive loss	$(1,083)	$(576)	$(1,659)

	For the Six Months Ended June 30, 2004
	As Reported	Adjustments	As Adjusted
Revenues:
Licenses	$14,982	$(422)	$14,560
Services	18,558	(406)	18,152

	33,540	(828)	32,712

Cost of revenues:
Cost of licenses	330	—	330
Cost of services	3,863	(122)	3,741

	4,193	(122)	4,071

Gross profit	29,347	(706)	28,641
Operating costs and expenses:
Sales and marketing	18,919	—	18,919
Research and development	9,972	—	9,972
General and administrative	3,922	—	3,922
Restructuring	149	—	149

Operating loss	(3,615)	(706)	(4,321)
Other income, net	206	—	206

Loss before income taxes	(3,409)	(706)	(4,115)
Provision for income taxes	144	—	144

Net loss	$(3,553)	$(706)	$(4,259)

Loss per common share — basic and diluted	$(0.07)	$(0.02)	$(0.09)

Number of shares used to calculate per share amounts, basic and diluted	47,380	—	47,380
Reconciliation of net loss to comprehensive loss:
Net loss	$(3,553)	$(706)	$(4,259)
Unrealized loss from foreign currency translation	(131)	—	(131)

Comprehensive loss	$(3,684)	$(706)	$(4,390)

Consolidated Cash Flows:

None of the adjustments described above has any impact on cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the restated net loss and the effect revisions to certain balance sheet accounts has on changes in operating assets and liabilities.

	For the Six Months Ended June 30, 2004
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(3,553)	$(706)	$(4,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,446	—	1,446
Stock compensation expense	181	—	181
Changes in operating assets and liabilities:
Accounts receivable	2,716	719	3,435
Other assets	(429)	—	(429)
Accounts payable	(595)	—	(595)
Accrued liabilities	(2,384)	—	(2,384)
Deferred revenues	2,857	(13)	2,844

Net cash provided by operating activities	239	—	239

Cash flows from investing activities:
Capital expenditures	(603)	—	(603)
Purchase of short-term investments	(3,912)	—	(3,912)
Reimbursement of tenant improvements	284	—	284
Restrictions on cash	(194)	—	(194)

Net cash used in investing activities	(4,425)	—	(4,425)

Cash flows from financing activities:
Repurchase of common stock	(1,236)	—	(1,236)
Net proceeds from sale of common stock	1,170	—	1,170

Net cash used in financing activities	(66)	—	(66)

	For the Six Months Ended June 30, 2004
	As Reported	Adjustments	As Adjusted
Effect of exchange rate changes on cash	(78)	—	(78)

Net decrease in cash and cash equivalents	(4,330)	—	(4,330)
Cash and cash equivalents at beginning of year	35,449	—	35,449

Cash and cash equivalents at end of year	$31,119	$—	$31,119

Pro Forma Stock-Based Compensation:

	For the Three Months Ended June 30, 2004
	As Reported	Adjustments	As Adjusted
Net loss as reported	$(915)	$(576)	$(1,491)
Add: Stock-based employee compensation expense included in reported net loss	125	—	125
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,510)	—	(1,510)

Pro forma net loss	$(2,300)	$(576)	$(2,876)

Loss per common share (basic and diluted):
— As reported	$(0.02)	$(0.01)	$(0.03)
— Pro forma	$(0.05)	$(0.01)	$(0.06)

	For the Six Months Ended June 30, 2004
	As Reported	Adjustments	As Adjusted
Net loss as reported	$(3,553)	$(706)	$(4,259)
Add: Stock-based employee compensation expense included in reported net loss	181	—	181
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,742)	—	(2,742)

Pro forma net loss	$(6,114)	$(706)	$(6,820)

Loss per common share (basic and diluted):
— As reported	$(0.07)	$(0.02)	$(0.09)
— Pro forma	$(0.13)	$(0.01)	$(0.14)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in the “Cautionary Statements” set forth in the Company’s Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2003. The following discussion should be read in conjunction with the Company’s consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K/A, Amendment No 1.

     In October 2004, as a result of information obtained by the Company in its efforts to collect certain receivables from Latin American resellers, the Company’s Audit Committee commenced an investigation of the Company’s Latin American operations. The Audit Committee retained independent legal counsel and consultants to assist with the investigation. On December 6, 2004 with the investigation substantially complete, the Audit Committee concluded that the Company had inappropriately recognized approximately $1.0 million in revenues, involving six transactions in Latin America. The Company’s reported revenues were overstated by $173,000 in the fourth quarter of 2003; $131,000 in the first quarter of 2004; and $698,000 in the second quarter of 2004. As a result of the overstatement of revenues, the Audit Committee concluded the Company would restate its financial statements for the year ended December 31, 2003, the first two quarters of 2004 and the six months ended June 30, 2004, and also concluded that previously issued financial statements for those periods should no longer be relied upon. These conclusions were set forth in the Form 8-K dated December 6, 2004. The Audit Committee investigation was completed on December 8, 2004.

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

     Revenues for the second quarter of 2004 were overstated by $698,000, resulting from the recording of three transactions based on invalid documents that had been submitted to the Company’s accounting department by certain personnel in its Latin America operations. These documents, certain of which the Company now believes were falsified prior to being submitted to its accounting department, included contracts and professional services statement of work and time sheets that purported to show that valid arrangements supporting the underlying transactions had been entered into with third parties. Certain personnel in Latin America also made inaccurate representations as to the status of these receivables in response to the on-going collection efforts of the Company’s accounting department.

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

Critical Accounting Policies and Estimates

     There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2004 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2003.

Results of Operations

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

     Revenues. Revenues for the current quarter were $17.9 million compared with $15.3 million for the second quarter of 2003. The year-over-year improvement in revenues resulted from a stronger working sales pipeline entering the quarter, improved sales execution and strong demand for our products. License revenues for the second quarter of 2004 were $8.6 million, or 48.4 percent of total revenues, up from $7.4 million, or 48.3 percent of total revenues, in the second quarter of 2003. Services revenues for the second quarter of 2004 were $9.2 million, or 51.6 percent of total revenues, up from $7.9 million, or 51.7 percent of total revenues, in the second quarter of 2003. Services revenues for the second quarter of 2004 were comprised of maintenance revenues of $7.8 million and professional services revenues of $1.4 million, up from $7.0 million in maintenance revenues and $0.9 million in professional services revenues in the second quarter of 2003. The increase in services revenues was primarily due to an increase in our installed customer base and an increased focus on selling value-added consulting services.

     The average sales price for transactions in the second quarter of 2004 was $33,000, compared with $26,000 in the second quarter of 2003 and $28,000 in the first quarter of 2004. With respect to large transactions (sales greater than $130 thousand) we closed 22 during the current quarter having an average sales price of approximately $316 thousand, compared with 18 in the second quarter of 2003 having an average sales price of $310 thousand.

     During the second quarter of 2004, revenues from our products for Microsoft-based platforms totaled $12.4 million, an increase of 19.5 percent over the second quarter of 2003. Revenues from these products accounted for approximately 69 percent of total revenues in the second quarter of 2004, up from 68 percent of total revenues for the second quarter of 2003. License revenues for our Microsoft-related products for the second quarter of 2004 were $7.1 million compared with $6.1 million in the second quarter of 2003. Maintenance revenues for our Microsoft-related products in the second quarter of 2004 were $5.2 million compared with $4.3 million in the second quarter of 2003. We expect revenues from our products and maintenance for Microsoft-based platforms will continue to grow as a percentage of total revenues.

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

     Gross Profit. Gross profit for the current quarter totaled $15.8 million, up 17 percent from the second quarter of 2003, due to the increase in revenues. Gross margin for the current quarter was 88.3 percent, slightly up from 88.2 percent in the second quarter of 2003.

     Gross profit generated from license revenues for the second quarter of 2004 was $8.5 million, compared with $7.3 million for the second quarter of 2003. The gross margin from license revenues for the second quarter of 2004 was 97.8 percent, compared with 98.8 percent for the second quarter of 2003.

     Gross profit from services revenues for the second quarter of 2004 was $7.3 million, compared with $6.2 million for the second quarter of 2003. Gross margin from services revenues for the second quarter of 2004 was 79.3 percent compared with 78.5 percent for the second quarter of 2003. While we do not track and measure costs of performing services (i.e., technical support, professional services) by product platform (i.e., Microsoft, Novell, etc.), we do not believe there is a material difference in the gross margin by product line.

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

     Sales and marketing expenses for the second quarter of 2004 were $9.7 million (54.5 percent of revenues), up from $9.3 million (60.5 percent of revenues) for the second quarter of 2003. The increase in sales and marketing expenses primarily related to investments in areas where we see long-term growth opportunities, specifically our Federal, Latin American and European operations. We also added personnel to our inside sales force and increased spending on marketing programs to grow our working sales pipeline. We expect sales and marketing expenses as a percentage of revenues to be lower in the second half of 2004 as a result of anticipated revenue growth.

     Research and development expenses for the second quarter of 2004 were $5.4 million (30.2 percent of revenues), up from $4.6 million (29.8 percent of revenues) for the second quarter of 2003. This increase related to our actions taken to affect the planned expansion of our R&D operations in India to better execute on our product strategy, as well as severance costs of approximately $0.3 million related to management changes within R&D. Primarily as a result of the expansion in India, we expect R&D expenses in 2004 will be up $2.0 to $2.5 million over 2003. We also expect that this initiative coupled with anticipated revenue growth will result in a decrease in research and development expenses as a percentage of revenues.

     General and administrative expenses were $2.0 million in both the second quarter of 2004 (11.3 percent of revenues) and 2003 (12.8 percent of revenues). Direct costs associated with our efforts to comply with Sarbanes-Oxley section 404 totaled approximately $0.1 million during the second quarter of 2004. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

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

     The 2002 Restructuring Plan activity from December 31, 2003 to June 30, 2004 was as follows (in thousands):

	REMAINING	RESTRUCTURING		REMAINING
	ACCRUAL	CHARGE	CASH	ACCRUAL
	12/31/2003	ADJUSTMENTS	EXPENDITURES	6/30/2004
Lease commitments	$1,538	$33	$(256)	$1,315

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

     The 2001 Restructuring Plan activity from December 31, 2003 to June 30, 2004 was as follows (in thousands):

	REMAINING	RESTRUCTURING		REMAINING
	ACCRUAL	CHARGE	CASH	ACCRUAL
	12/31/2003	ADJUSTMENTS	EXPENDITURES	6/30/2004
Lease commitments	$453	$13	$(182)	$284

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

     Net Loss. Due to the factors described above, net loss for the quarter ended June 30, 2004 was $1.5 million compared with $2.1 million for the quarter ended June 30, 2003.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

     Revenues. Revenues for the first six months of 2004 were $32.7 million compared with $28.4 million for the first six months of 2003. The year-over-year improvement in revenues resulted from a stronger working sales pipeline entering the year, improved sales execution and strong demand for our products. License revenues for the first half of 2004 were $14.6 million, or 44.5 percent of total revenues, up from $12.6 million, or 44.4 percent of total revenues, in the first half of 2003. Services revenues for the first half of 2004 were $18.2 million, or 55.5 percent of total revenues, up from $15.8 million, or 55.6 percent of total revenues, in the first half of 2003. Services revenues for the first half of 2004 were comprised of maintenance revenues of $15.3 million and professional services revenues of $2.9 million, up from $13.9 million in maintenance revenues and $1.9 million in professional services revenues in the first half of 2003. The increase in services revenues was primarily due to an increase in our installed customer base and an increased focus on selling value-added consulting services.

     With respect to large transactions (sales greater than $130 thousand) we closed 40 during the first half of 2004 having an average sales price of $328 thousand, compared with 30 during the first half of 2003 having an average sales price of $278 thousand.

     During the first half of 2004, revenues from our products for Microsoft-based platforms totaled $22.5 million, an increase of 18 percent over the first half of 2003. Revenues from these products accounted for approximately 69 percent of total revenues in the first half of 2004, up from 67 percent of total revenues for the first half of 2003. License revenues for our Microsoft-related products for the first half of 2004 were $12.2 million compared with $10.6 million in the first half of 2003. Maintenance revenues for our Microsoft-related products in the first half of 2004 were $10.2 million compared with $8.5 million in the first half of 2003. We expect revenues from our products and maintenance for Microsoft-based platforms will continue to grow as a percentage of total revenues.

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

     Gross Profit. Gross profit for the first half of 2004 totaled $28.6 million, up 14 percent from the first half of 2003 due to the increase in revenues. Gross margin for the first half of 2004 was 87.6 percent, slightly down from 88.2 percent in the first half of 2003. The decline in gross margin related to the increase in professional services revenues, which have a lower gross margin than our license and maintenance revenues.

     Gross profit generated from license revenues for the first half of 2004 was $14.2 million, compared with $12.4 million for the first half of 2003. The gross margin from license revenues for the first half of 2004 was 97.7 percent, compared with 98.3 percent for the first half of 2003.

     Gross profit from services revenues for the first half of 2004 was $14.4 million, compared with $12.6 million for the first half of 2003. Gross margin from services revenues for the first half of 2004 was 79.4 percent compared with 80.1 percent for the first half of 2003. The decline in gross margin reflected higher personnel costs associated with our technical-support and professional-services units . While we do not track and measure costs of performing services (technical support, professional services) by product platform (i.e., Microsoft, Novell, etc.), we do not believe there is a material difference in the gross margin by product line.

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

     Sales and marketing expenses for the first half of 2004 were $18.9 million (57.8 percent of revenues), up from $17.0 million (60.0 percent of revenues) for the first half of 2003. The increase in sales and marketing expenses primarily related to investments in areas where we see long-term growth opportunities, specifically our Federal, Latin American and European operations. We also added personnel to our inside sales force and increased spending on marketing programs to grow our working sales pipeline. We expect sales and marketing expenses as a percentage of revenues to be lower for the remainder of 2004 as a result of anticipated revenue growth.

     Research and development expenses for the first half of 2004 were $10.0 million (30.5 percent of revenues), up from $8.8 million (31.0 percent of revenues) for the first half of 2003. This increase related to our actions taken to affect the planned expansion of our R&D operations in India to better execute on our product strategy, as well as severance costs of approximately $0.3 million related to management changes within R&D. Primarily as a result of the expansion in India, we expect R&D expenses in 2004 will be up $2.0 to $2.5 million over 2003. We also expect that this initiative coupled with anticipated revenue growth will result in a decrease in research and development expenses as a percentage of revenues.

     General and administrative expenses were $3.9 million in the first half of 2004 (12.0 percent of revenues), up from $3.7 million (13.2 percent of revenues) for the first half of 2003. Direct costs associated with our efforts to comply with Sarbanes-Oxley section 404 totaled approximately $0.1 million during the first half of 2004. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.

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

     Net Loss. Due to the factors described above, net loss for the first half of 2004 was $4.3 million compared with $4.8 million for the first half of 2003.

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

     Cash flows provided by (used in) financing activities were $(0.1) million in the first six months of 2004 compared with $0.4 million in the first six months of 2003. During the first six months of 2004, we generated proceeds of approximately $1.2 million from the issuance of common stock through our Employee Stock Purchase Plan and employee stock option exercises. We also used $1.2 million in cash to repurchase 0.4 million shares of our common stock. The $0.4 million in cash provided by financing activities during the first six months of 2003 was primarily from issuances of common stock under our Employee Stock Purchase Plan.

     We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The contractual obligations under these lease commitments were comprised of the following as of June 30, 2004:

		Remainder of
CONTRACTUAL OBLIGATION	TOTAL	2004	2005 - 2007	2008 - 2009	2010 - 2011
Operating leases	$23,448	$2,576	$11,372	$7,101	$2,399
Sub-leasing arrangements*	(109)	(109)	—	—	—

	$23,339	$2,467	$11,372	$7,101	$2,399

*  We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these executed sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments in the preceding table. The above table does not reflect estimated cash receipts for our sub-lease space in which we have received letters of intent.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes since December 31, 2003. See the Company’s Annual Report on Form 10-K/A, Amendment No. 1.

ITEM 4.  CONTROLS AND PROCEDURES

     The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of June 30, 2004 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report have been made known to them in a timely manner. However, as more fully described below in “Revenue Recognition Issues in

BindView’s Latin American Operations”, management later determined that the Company’s disclosure controls and procedures were not effective as of June 30, 2004, because the Company had a material weakness in revenue reporting for its Latin American operations.

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

Revenue Recognition Issues in BindView’s Latin American Operations

     In October 2004, as a result of information obtained by the Company in its efforts to collect certain receivables from Latin American resellers, the Company’s Audit Committee commenced an investigation of the Company’s Latin American operations. The Audit Committee retained independent legal counsel and consultants to assist with the investigation. On December 6, 2004, with the investigation substantially complete, the Audit Committee concluded that due to errors with the transactions described below, the Company would restate its financial statements for the year ended December 31, 2003, the first two quarters of 2004, and the six months ended June 30, 2004 and also concluded that previously issued financial statements for those periods should no longer be relied upon. These conclusions were set forth in the Form 8-K dated December 6, 2004, and were also discussed with the Company’s independent registered public accounting firm. The Audit Committee investigation was completed on December 8, 2004.

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

     Revenues for the first quarter of 2004 were overstated by $131,000. This was comprised of (i) two separate transactions with a single reseller and an end-user customer for which professional services revenues were overstated by $122,000, and (ii) maintenance revenue of $9,000 on the fourth quarter 2003 transaction referred to above. The overstatement of professional services revenues resulted from the recording of revenues based on invalid contracts and statements of work that had been submitted to the Company’s accounting department by certain personnel in Latin America. These documents, certain of which the Company believes were falsified prior to being submitted to its accounting department, purported to show that the Company had entered into an arrangement with a subsidiary of the reseller to provide services to the end-user customer on behalf of the Company.

     Revenues for the second quarter of 2004 were overstated by $698,000, resulting from the recording of three transactions based on invalid documents that had been submitted to the Company’s accounting department by certain personnel in its Latin American operations. These documents, which the Company believes were falsified prior to being submitted to its accounting department, included contracts and professional services statements of work and time sheets that purported to show that valid arrangements supporting the underlying transactions had been entered into with third parties. Certain personnel in Latin America also made inaccurate representations as to the status of these receivables in response to the on-going collection efforts of the Company’s accounting department.

     Individuals who the Company believes were culpably involved in these transactions are no longer employed by the Company. The Company has terminated relationships with resellers that it believes may have been culpably involved in these transactions.

     As a result of the investigation into the above matters, the Company has determined that it has a “material weakness” with respect to the reporting of revenues from its Latin American operations. In addition to the actions taken with respect to personnel and resellers, as mentioned above, the Company has also designed and implemented new procedures to improve controls to better ensure revenues are recognized only on transactions that are based on valid arrangements, which meet the Company’s revenue recognition criteria. The significant enhancements to our procedures and controls that have been implemented include:

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar
			Purchased as part of	Value that can
	Total Number of	Average Price Paid	Publicly Announced	Still be Spent
Period	Shares Purchased	per Share	Plans or Programs	Under the Program
April 1, 2004 to April 30, 2004
May 1, 2004 to May 31, 2004	445,534	$2.77	445,534	$0.00
June 1, 2004 to June 30, 2004

The Company announced on April 29, 2004 that its Board of Directors had approved a stock repurchase program. The Company could spend up to $2.5 million during the second quarter of 2004 under this program.

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

ITEM 6. EXHIBITS

(a)  Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q/A, Amendment No. 1.

       Exhibits designated by the symbol * are filed with this Quarterly Report on Form 10-Q/A, Amendment No. 1.

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