Form 10-Q
period 2004-09-30
BINDVIEW DEVELOPMENT CORP
filed 2004-12-21
CIK 1061646

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-24677

BINDVIEW DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

TEXAS	76-0306721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 SAN FELIPE, 25th FLOOR, HOUSTON, TX	77056
(Address of principal executive offices)	(Zip code)

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

As of December 15, 2004, the Company had 47,807,758 shares of Common Stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$22,250	$35,449
Cash – restricted	2,250	2,250
Short-term investments	8,541	—
Accounts receivable, net of allowance of $673 and $1,040	8,604	14,066
Other	2,270	2,180

Total current assets	43,915	53,945
Property and equipment, net	6,567	6,564
Investments and other	2,907	2,498

Total assets	$53,389	$63,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,680	$2,066
Accrued liabilities	4,818	4,879
Accrued compensation	3,542	5,275
Deferred revenues	11,949	13,253

Total current liabilities	21,989	25,473
Deferred revenues	2,683	1,477
Other	1,664	2,087
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued	—	—
Common stock, no par value, 100,000 shares authorized, 47,388 and 47,034 shares issued and outstanding	1	1
Additional paid-in capital	105,125	105,176
Accumulated deficit	(79,052)	(72,207)
Deferred stock compensation	(145)	—
Note receivable from shareholder	(196)	(392)
Accumulated other comprehensive income	1,320	1,392

Total shareholders’ equity	27,053	33,970

Total liabilities and shareholders’ equity	$53,389	$63,007

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Revenues:
Licenses	$7,849	$7,352	$22,409	$19,942
Services	9,377	8,199	27,529	23,971

	17,226	15,551	49,938	43,913

Cost of revenues:
Licenses	393	138	723	349
Services	2,251	1,955	5,992	5,092

	2,644	2,093	6,715	5,441

Gross profit	14,582	13,458	43,223	38,472
Operating costs and expenses:
Sales and marketing	9,621	8,269	28,540	25,296
Research and development	5,647	4,563	15,619	13,365
General and administrative	1,922	1,867	5,844	5,600
Restructuring	—	—	149	549

Operating loss	(2,608)	(1,241)	(6,929)	(6,338)
Other income	151	95	357	348

Loss before income taxes	(2,457)	(1,146)	(6,572)	(5,990)
Provision for income taxes	129	—	273	—

Net loss	$(2,586)	$(1,146)	$(6,845)	$(5,990)

Loss per common share – basic and diluted	$(0.05)	$(0.02)	$(0.14)	$(0.13)

Number of shares used to calculate per share amounts, basic and diluted	47,274	46,816	47,345	46,623

Reconciliation of net loss to comprehensive loss:
Net loss	$(2,586)	$(1,146)	$(6,845)	$(5,990)
Unrealized gain (loss) from currency translation	58	(29)	(72)	436

Comprehensive loss	$(2,528)	$(1,175)	$(6,917)	$(5,554)

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,845)	$(5,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,146	2,759
Accrued stock compensation	189	79
Changes in operating assets and liabilities:
Accounts receivable	5,435	3,498
Other assets	(321)	(201)
Accounts payable	(382)	(821)
Accrued liabilities	(2,160)	(1,163)
Deferred revenues	(96)	(277)

Net cash used in operating activities	(2,034)	(2,116)

Cash flows from investing activities:
Capital expenditures	(2,429)	(1,506)
Reimbursement of tenant improvements	284	—
Purchases of short term investments	(9,166)	—
Proceeds from maturity of investments	625	—
Restrictions on cash	(194)	—

Net cash used in investing activities	(10,880)	(1,506)

Cash flows from financing activities:
Repurchase of common stock	(2,313)	—
Net proceeds from sale of common stock	2,060	681

Net cash (used in) provided by financing activities	(253)	681
Effect of exchange rate changes on cash	(32)	375

Net decrease in cash and cash equivalents	(13,199)	(2,566)
Cash and cash equivalents at beginning of year	35,449	37,760

Cash and cash equivalents at end of period	$22,250	$35,194

Non-cash financing and investing activities:
Reduction of shareholder note in lieu of guaranteed bonus	$196	$292

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

Recent Pronouncement

     In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

     In December 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of FAS 123R is for interim and annual periods beginning after June 15, 2005. The Company is currently assessing the provisions of FAS 123R; however, the standard will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under its employee stock purchase plan.

2. LOSS PER SHARE

     Options to purchase 10.5 million shares of common stock for the three and nine months ended September 30, 2004 and 9.7 million shares of common stock for the three and nine months ended September 30, 2003 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

3. STOCK BASED COMPENSATION

     The Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common shares at the date of the grant over the amount an employee must pay to acquire the common shares. The Company generally grants options at prices equal to the market price of common shares on the date of the grant. However, if options are granted at a price below fair market value, compensation expense is recorded in accordance with the provisions of APB 25. Compensation expense may also be recognized for certain options which are considered variable option grants. Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – an Amendment to FAS 123,” requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts):

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net loss as reported	$(2,586)	$(1,146)	$(6,845)	$(5,990)
Add: Stock-based employee compensation expense included in reported net loss	7	79	189	79
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,549)	(1,674)	(4,291)	(4,669)

Pro forma net loss	$(4,128)	$(2,741)	$(10,947)	$(10,580)

Loss per common share (basic and diluted):
– As reported	$(0.05)	$(0.02)	$(0.14)	$(0.13)
– Pro forma	$(0.09)	$(0.06)	$(0.23)	$(0.23)

4. RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

     The Company recorded restructuring charges totaling $0.1 million and $0.5 million in the first nine months of 2004 and 2003, respectively. The 2004 charge was primarily attributable to reserves established against rent payments due from the Company’s sublease tenant which occupied its excess office space in Arlington, VA. The $0.5 million charge in 2003 was for the Company’s sales and marketing reorganization plan.

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

     The remaining accrual for the 2002 Restructuring Plan at December 31, 2003 was comprised of the estimated carrying costs for the Company’s remaining excess space in Houston, Texas. During the second quarter of 2004, the Company received letters of intent to sublease the remaining excess space. The Company recorded a $0.1 million adjustment to its restructuring accrual as a result of receiving these letters of intent. The remaining accrual at September 30, 2004 is comprised of the Company’s carrying costs for the remaining space in Houston that are in excess of anticipated sublease payments. Adjustments could be required in future periods if there are significant changes to the terms and conditions of the sublease arrangements.

     The 2002 Restructuring Plan activity from December 31, 2003 to September 30, 2004 was as follows (in thousands):

	REMAINING	RESTRUCTURING		REMAINING
	ACCRUAL	CHARGE	CASH	ACCRUAL
	12/31/2003	ADJUSTMENTS	EXPENDITURES	9/30/2004
Lease commitments	$1,538	$33	$(384)	$1,187

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

     The 2001 Restructuring Plan activity from December 31, 2003 to September 30, 2004 was as follows (in thousands):

	REMAINING	RESTRUCTURING		REMAINING
	ACCRUAL	CHARGE	CASH	ACCRUAL
	12/31/2003	ADJUSTMENTS	EXPENDITURES	9/30/2004
Lease commitments	$453	$13	$(445)	$21

     The remaining accrual for the 2001 Restructuring Plan consists of excess carrying costs for the Company’s Boston facility lease which expires in December 2004.

5. INVESTMENTS

     The Company’s short-term investments include commercial paper, corporate bonds and certificates of deposits that have original maturities of more than three months and less than one year. These investments are intended to be held to maturity.

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

7. SHAREHOLDERS’ EQUITY

     Under terms of share repurchase programs approved by the Board of Directors for the second and third quarter of 2004, the Company has expended $2.3 million to purchase 0.8 million shares of common stock during the nine months ended September 30, 2004, at an average price per share of $2.87. The Company retired all of the 0.8 million shares of common stock held in treasury as of September 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies and Estimates

     There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2004 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2003.

Results of Operations

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

     Revenues. Revenues for the current quarter were $17.2 million compared with $15.6 million for the third quarter of 2003. The year-over-year improvement in revenues resulted from a stronger working sales pipeline entering the quarter, improved sales execution and strong demand for our products. License revenues for the third quarter of 2004 were $7.8 million, or 45.6 percent of total revenues, up from $7.4 million, or 47.2 percent of total revenues, in the third quarter of 2003. Services revenues for the third quarter of 2004 were $9.4 million, or 54.4 percent of total revenues, up from $8.2 million, or 52.8 percent of total revenues, in the third quarter of 2003. Services revenues for the third quarter of 2004 were comprised of maintenance revenues of $7.7 million and professional services revenues of $1.7 million, up from $7.0 million in maintenance revenues and $1.2 million in professional services revenues in the third quarter of 2003. The increase in services revenues was primarily due to an increase in our installed customer base and an increased focus on selling value-added consulting services.

     The average sales price for transactions in the third quarter of 2004 was $29 thousand, compared with $27 thousand in the third quarter of 2003 and $28 and $33 thousand in the first and second quarters of 2004, respectively. With respect to large transactions (sales greater than $130 thousand) we closed 25 during the current quarter having an average sales price of approximately $255 thousand, compared with 19 in the third quarter of 2003 having an average sales price of $284 thousand.

     During the third quarter of 2004, revenues from our products for Microsoft-based platforms totaled $11.1 million, an increase of 11 percent over the third quarter of 2003. Revenues from these products accounted for approximately 65 percent of total revenues in the current quarter, up slightly from 64 percent of total revenues for the same quarter in the prior year. License revenues for our Microsoft-related products for the third quarter of 2004 were $5.8 million compared with $5.6 million in the third quarter of 2003. Maintenance revenues for our Microsoft-related products in the third quarter of 2004 were $5.3 million compared with $4.4 million in the third quarter of 2003. We expect revenues from our products and maintenance for Microsoft-based platforms will continue to grow as a percentage of total revenues.

     Revenues from our products for Novell-based platforms for the current quarter were $2.6 million, or 15 percent of total revenues, compared with $3.0 million in the third quarter of 2003, or 20 percent of total revenues.

     Consistent with the trend seen in past quarters, total revenues from these products were down year-over-year, reflecting both the maturity and our penetration of the Novell market. License revenues for Novell-based platforms were $0.8 million in the third quarter of 2004 compared with $1.0 million in the third quarter of 2003. Maintenance revenues for Novell-based platforms in the third quarter of 2004 were $1.7 million compared with $2.0 million in the third quarter of 2003. While we expect our Novell revenues will continue to decline in the future, we expect the revenue decline will be modest relative to the declines over the past two years and expect the decline will be offset by higher revenues from our products and maintenance for other platforms.

     Sales of our security focused bv-Control product line accounted for approximately 83 percent of our license revenue in the current quarter, down slightly from 84 percent in the third quarter of 2003. Sales of our system administration focused bv-Admin product line accounted for approximately 13 percent of our license revenue in the third quarter of 2004 compared with 16 percent in the third quarter of 2003. The increase in our bv-Control product line revenues as a percentage of total revenue has increased year-over-year primarily due to the increased demand in the market for software to assist customers with policy compliance and vulnerability management requirements.

     No customer accounted for more than 10 percent of our revenues in the third quarter of 2004 or 2003. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 10 percent of total revenues in the current quarter, up from 8 percent in the third quarter of 2003.

     Gross Profit. Gross profit for the current quarter totaled $14.6 million, which was up from $13.5 million in the third quarter of 2003 due to the increase in revenues. Gross margin for the current quarter was 84.7 percent, down from 86.5 percent in the third quarter of 2003. This decline primarily related to a shift in business mix toward services revenues, which have a lower gross margin than license revenues, and an increase in technical support staff to improve the level of support provided to our customer base.

     Gross profit generated from license revenues for the third quarter of 2004 was $7.5 million, compared with $7.2 million for the third quarter of 2003. The gross margin from license revenues for the third quarter of 2004 was 95.0 percent, compared with 98.1 percent for the third quarter of 2003. The decline in gross margin was primarily due to an increase in royalty expenses of $0.3 million over the third quarter of 2003 for royalties on sales of our patch deployment offering under terms of a licensing agreement with the owner of the technology. Excluding these royalty payments and associated license revenues, gross margin from license revenues were 98.6 percent, which is comparable with the third quarter of 2003.

     Gross profit from services revenues for the third quarter of 2004 was $7.1 million, compared with $6.2 million for the third quarter of 2003. Gross margin from services revenues for the third quarter of 2004 was 76.0 percent compared with 76.2 percent for the third quarter of 2003. While we do not track and measure costs of performing services (i.e., technical support, professional services) by product platform (i.e., Microsoft, Novell, etc.), we do not believe there is a material difference in the gross margin by product line.

     Operating Costs and Expenses. Operating costs and expenses for the current quarter totaled $17.2 million, up from $14.7 million for the third quarter of 2003. The increase in operating costs and expenses is primarily due to (i) costs for the production of video-based training materials necessary to augment our existing capabilities and to fulfill the requirements of a multi-million dollar sales opportunity in the fourth quarter of 2004, (ii) severance costs for the elimination of positions in our R&D group, (iii) significant investments in sales and marketing since the third quarter of 2003, (iv) costs related to our planned expansion of our R&D operations in India and (v) and expenses associated with Sarbanes-Oxley compliance.

     Sales and marketing expenses for the current quarter were $9.6 million (55.9 percent of revenues), up from $8.3 million (53.2 percent of revenues) for the third quarter of 2003. The increase in sales and marketing expenses primarily related to investments in areas where we see long-term growth opportunities, specifically our Federal and European operations. We also added personnel to our inside sales force and increased spending on marketing programs to grow our working sales pipeline. As a result of these investments, our personnel related costs increased approximately $0.8 million over the third quarter of 2003. In addition, variable sales compensation expense increased $0.2 million as a result of the increase in revenues in the third quarter of 2004 as compared to the third quarter of 2003. We expect sales and marketing expenses as a percentage of revenues to be lower in the fourth quarter of 2004 as a result of anticipated revenue growth.

     Research and development expenses for the current quarter were $5.6 million (32.8 percent of revenues), up from $4.6 million (29.3 percent of revenues) for the third quarter of 2003. This increase related to (i) $0.9 million for the production of video-based training material necessary to augment our existing capabilities and to fulfill the requirements of a multi-million dollar sales opportunity in the fourth quarter of 2004; (ii) $0.2 million of severance costs for the elimination of positions in our R&D group; and (iii) our actions taken to affect the planned expansion of our R&D operations in India to better execute on our product strategy. The remaining costs of the video-based training materials is approximately $0.8 million, which will be incurred in the fourth quarter of 2004. These production costs are expensed as incurred. We estimate an annualized benefit on R&D expenses of approximately $0.8 million as a result of the elimination of R&D positions.

     General and administrative expenses for the current quarter were $1.9 million in both the third quarter of 2004 (11.2 percent of revenues) and 2003 (12.0 percent of revenues). We incurred approximately $0.4 million in external costs in connection with our efforts to comply with Sarbanes-Oxley section 404 during the third quarter of 2004. We anticipate approximately $0.3 million in additional external costs associated with our 404 efforts to be incurred during the fourth quarter of 2004. The increase in general and administrative expenses as a result of Sarbanes-Oxley compliance costs were partially offset by a $0.3 million reduction in our sales tax reserves initially established in 2001. We estimate professional service fees associated with our Latin America investigation (See Item 4-Controls and Procedures) will total $1.0 million during the fourth quarter of 2004, up from our initial estimate of $0.5 million.

     We recorded restructuring charges totaling $0.1 million in the second quarter of 2004 primarily to establish a reserve in connection with our sublease for excess office space in Arlington, VA.

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

     The remaining accrual for the 2002 Restructuring Plan at December 31, 2003 was comprised of the estimated carrying costs for our remaining excess space in Houston, Texas. During the second quarter of 2004, we received letters of intent to sublease the remaining excess space. We recorded a $0.1 million adjustment to our restructuring accrual as a result of receiving these letters of intent. The remaining accrual at September 30, 2004 is comprised of our carrying costs for the remaining space in Houston that are in excess of anticipated sublease payments. Adjustments could be required in future periods if there are significant changes to the terms and conditions of the sublease arrangements.

     The 2002 Restructuring Plan activity from December 31, 2003 to September 30, 2004 was as follows (in thousands):

	REMAINING	RESTRUCTURING		REMAINING
	ACCRUAL	CHARGE	CASH	ACCRUAL
	12/31/2003	ADJUSTMENTS	EXPENDITURES	9/30/2004
Lease commitments	$1,538	$33	$(384)	$1,187

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

     The 2001 Restructuring Plan activity from December 31, 2003 to September 30, 2004 was as follows (in thousands):

	REMAINING	RESTRUCTURING		REMAINING
	ACCRUAL	CHARGE	CASH	ACCRUAL
	12/31/2003	ADJUSTMENTS	EXPENDITURES	9/30/2004
Lease commitments	$453	$13	$(445)	$21

     The remaining accrual for the 2001 Restructuring Plan consists of excess carrying costs for the Company’s Boston facility lease which expires in December 2004.

     Provision for Income Taxes. We did not record an income tax provision or benefit for our domestic operations in either the third quarter of 2004 or 2003, as we continue to provide a full valuation allowance against our deferred tax assets in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company’s pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income. A provision of $0.1 million was recorded for taxes related to our foreign operations during the third quarter of 2004.

     Net Loss. Due to the factors described above, net loss for the quarter ended September 30, 2004 was $2.6 million compared with $1.1 million for the quarter ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

     Revenues. Revenues for the first nine months of 2004 were $49.9 million compared with $43.9 million for the first nine months of 2003. The year-over-year improvement in revenues resulted from a stronger working sales pipeline entering the year, improved sales execution and strong demand for our products. License revenues for the first nine months of 2004 were $22.4 million, or 44.9 percent of total revenues, up from $19.9 million, or 45.4 percent of total revenues, in the first nine months of 2003. Service revenues for the first nine months of 2004 were $27.5 million, or 55.1 percent of total revenues, up from $24.0 million, or 54.6 percent of total revenues, for the first nine months of 2003. Services revenues for the first nine months of 2004 were comprised of maintenance revenues of $23.0 million and professional services revenues of $4.5 million, up from $20.9 million in maintenance revenues and $3.1 million in professional services revenues in the first nine months of 2003. The increase in services revenues was primarily due to maintenance renewals on an increasing base of licensed customers and an increase in professional services revenues.

     With respect to large transactions (sales greater than $130 thousand) we closed 65 during the first nine months of 2004 having an average sales price of approximately $300 thousand, compared with 49 in the first nine months of 2003 having an average sales price of $280 thousand.

     During the first nine months of 2004, revenues from our products for Microsoft-based platforms totaled $33.6 million, an increase of 15 percent over the first nine months of 2003. Revenues from these products accounted for approximately 67 percent of total revenues in the first nine months of 2004, up from 66 percent of total revenues for the first nine months of the prior year. License revenues for our Microsoft-related products for the first nine months of 2004 were $18.0 million compared with $16.2 million in the first nine months of 2003. Maintenance revenues for our Microsoft-related products in the first nine months of 2004 were $15.5 million compared with $12.9 million in the first nine months of 2003. We expect revenues from our products and maintenance for Microsoft-based platforms will continue to grow as a percentage of total revenues.

     Revenues from our products for Novell-based platforms for the first nine months of 2004 were $7.7 million, or 15 percent of total revenues, compared with $8.6 million, or 20 percent of total revenues, in the first nine months of 2003. Consistent with the trend seen in past quarters, total revenues from these products were down year-over-year, reflecting both the maturity and our penetration of the Novell market. License revenues for Novell-based platforms were $2.3 million in both the first nine months of 2004 and 2003. Maintenance revenues for Novell-based platforms in the first nine months of 2004 were $5.4 million compared with $6.3 million in the first nine months of 2003. While we expect our Novell revenues will continue to decline in the future, we expect the revenue decline will be modest relative to the declines over the past two years and expect the decline will be offset by higher revenues from our products and maintenance for other platforms.

     Sales of our security focused bv-Control product line accounted for approximately 85 percent of our license revenue in the first nine months of 2004 compared with 80 percent in the first nine months of 2003. Sales of our system administration focused bv-Admin product line accounted for approximately 14 percent of our license revenue in the first nine months of 2004 compared with 20 percent in the first nine months of 2004. The increase in our bv-Control product line revenues as a percentage of total revenue has increased year-over-year primarily due to the increased demand in the market for software to assist customers with policy compliance and vulnerability management requirements.

     No customer accounted for more than 10 percent of our revenues in the first nine months of 2004 or 2003. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 11 percent of total revenues in the first nine months of 2004 up from 10 percent in the first nine months of 2003.

     Gross Profit. Gross profit for the first nine months of 2004 totaled $43.2 million, which was up from $38.5 million in the first nine months of 2003. Gross margin for the first nine months of 2004 was 86.6 percent, down from 87.6 percent in the first nine months of 2003. This decline primarily related to a shift in business mix toward services revenues, which have a lower gross margin than license revenues and an increase in technical support staff to improve the level of support provided to our customer base.

     Operating Costs and Expenses. Operating costs and expenses for the first nine months of 2004 totaled $50.2 million, up from $44.8 million for the first nine months of 2003. Operating costs included restructuring and severance charges of approximately $0.8 million in the first nine months of 2004 and $0.5 million in the first nine months of 2003. Excluding these charges, operating costs and expenses were approximately $4.8 million, or 10.9 percent, higher in the first nine months of 2004 due to significant investments in sales and marketing since the first nine months of 2003, costs related to our planned expansion of our R&D operations in India, production of video-based training material, higher wage and health care costs and expenses associated with Sarbanes-Oxley compliance.

     Sales and marketing expenses for the nine months ended September 30, 2004 were $28.5 million (57.2 percent of revenues), up from $25.3 million (57.6 percent of revenues) for the nine months ended September 30, 2003. The increase in sales and marketing expenses primarily related to investments in areas where we see long-term growth opportunities, specifically our Federal and European operations. We also added personnel to our inside sales force and increased spending on marketing programs to grow our working sales pipeline. As a result of these investments, our personnel related costs increased approximately $2.1 million over the first nine months of 2003. In addition, variable sales compensation expense increased $0.7 million as a result of the increase in revenues for the first nine months of 2004 as compared to the first nine months of 2003. We expect sales and marketing expenses as a percentage of revenues to be lower in the last quarter of 2004 as a result of anticipated revenue growth.

     Research and development expenses for the nine months ended September 30, 2004 were $15.6 million (31.3 percent of revenues), up from $13.4 million (30.4 percent of revenues) for the nine months ended September 30, 2003. This increase related to (i) our actions taken to affect the planned expansion of our R&D operations in India to better execute on our product strategy; (ii) $0.9 million in expense for the production of video-based training materials necessary to augment our existing capabilities and to fulfill the requirements of a multi-million dollar sales opportunity in the fourth quarter of 2004; and (iii) $0.2 million in severance costs related to management changes within R&D. We have incurred $0.7 million in expenses related to our planned expansion of our R&D operations in India for the first nine months of

     2004. The remaining costs of the video-based training materials is approximately $0.8 million, which will be incurred in the fourth quarter of 2004. These production costs are expensed as incurred. We incurred $0.5 million in severance costs during the first nine months of 2004 in connection with the elimination of positions in our R&D group. We estimate an annualized benefit on R&D expenses of approximately $1.1 million as a result of the elimination of these positions.

     General and administrative expenses for the nine months ended September 30, 2004 were $5.8 million (11.7 percent of revenues), up from $5.6 million (12.8 percent of revenues) for the nine months ended September 30, 2003. The increase is primarily related to a $0.5 million increase in external costs incurred in connection with our efforts to comply with Sarbanes-Oxley section 404. We anticipate approximately $0.3 million in additional external costs associated with our 404 efforts to be incurred during the fourth quarter of 2004. The increase in general and administrative expenses incurred during the first nine months of 2004 for our Sarbanes-Oxley compliance was partially offset by a $0.3 million reduction in our sales tax reserves initially established in 2001. We estimate professional services fees associated with our Latin America investigation (See Item 4-Controls and Procedures) will total $1.0 million during the fourth quarter of 2004, up from our initial estimate of $0.5 million.

     Provision for Income Taxes. We did not record an income tax provision for our domestic operations in either the first nine months of 2004 or 2003, as we continue to provide a full valuation allowance against our deferred tax assets in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company’s pre-tax accounting losses and a full income tax provision will not be provided on any future pre-tax accounting income. A provision of $0.3 million was recorded for taxes related to our foreign operations during the first nine months of 2004.

     Net Loss. Due to the factors described above, net loss for the nine months ended September 30, 2004 was $6.8 million compared with $6.0 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

     Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.

     We had cash, cash equivalents and short-term investments of $30.8 million at September 30, 2004 compared with $35.4 million at December 31, 2003.

     Cash flows used in operating activities were $2.0 million in the first nine months of 2004 compared with $2.1 million in the first nine months of 2003. The use of cash in operating activities during the first nine months of 2004 primarily related to $0.8 million in severance costs paid in connection with the elimination of certain positions and $0.7 million paid for video-based training materials.

     Cash flows used in investing activities were $10.9 million in the first nine months of 2004 compared with $1.5 million in the first nine months of 2003. The increase in cash used in investing activities was primarily due to net purchases of $8.5 million in short-term investments during the first nine months of 2004. Capital expenditures for the first nine months of 2004 were $2.4 million compared with $1.5 million for the first nine months of 2003. The increase in capital expenditures primarily relates to approximately $0.8 million in capital expenditures related to our planned expansion of our R&D operations in India.

     Cash flows (used in) provided by financing activities were $(0.2) million in the first nine months of 2004 compared with $0.7 million in the first nine months of 2003. During the first nine months of 2004, we generated proceeds of approximately $2.1 million from the issuance of common stock through our Employee Stock Purchase Plan and employee stock option exercises. We also used $2.3 million in cash to repurchase 0.8 million shares of our common stock at an average price of $2.98 per share. The $0.7 million in cash provided by financing activities during the first nine months of 2003 was primarily from issuances of common stock under our Employee Stock Purchase Plan.

     We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The contractual obligations under these lease commitments were comprised of the following as of September 30, 2004:

CONTRACTUAL		REMAINDER
OBLIGATION	TOTAL	OF 2004	2005 –- 2007	2008 – 2009	2010 – 2011
Operating leases	$22,048	$1,161	$11,388	$7,100	$2,399
Sub-leasing arrangements*	(851)	(55)	(357)	(251)	(188)

	$21,197	$1,106	$11,031	$6,849	$2,211

*	We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments in the preceding table.

     Our expected principal uses of cash for the remainder of 2004 are: (i) capital expenditures between $0.2 million and $0.4 million, primarily for computer and software equipment, (ii) working capital requirements, (iii) net payments on operating leases of approximately $1.1 million, and (iv) $1.1 million for payments related to the production of our video-based training materials. We believe there is sufficient cash on hand to meet these cash requirements, as well as our cash requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes since December 31, 2003. See the Company’s Annual Report on Form 10-K/A, Amendment No. 1.

ITEM 4. CONTROLS AND PROCEDURES

     The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of September 30, 2004 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report have been made known to them in a timely manner. However, as more fully described below in “Revenue Recognition Issues in BindView’s Latin American Operations”, management later determined that the Company’s disclosure controls and procedures were not effective as of September 30, 2004, because the Company had a material weakness in revenue reporting for its Latin American operations.

     There have been no significant changes made during the fiscal quarter ended September 30, 2004 in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting. As discussed below, however, we have implemented additional measures to improve our internal controls over financial reporting. These measures took effect after the period covered by this report.

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

     As a result of the investigation into the above matters, the Company has determined that it has a “material weakness” with respect to the reporting of revenues from its Latin American operations. In addition to the actions taken with respect to personnel and resellers, as mentioned above, the Company has also designed and implemented new procedures to improve controls to better ensure revenues are recognized only on transactions that are based on valid arrangements, which meet the Company’s revenue recognition criteria. The significant enhancements to our procedures and controls that have been implemented include:

•	We will obtain signed written representations from each sales and professional services representative, manager, director and vice president prior to finalizing results for a quarterly or annual period and prior to payment of sales commissions or any incentive-based compensation for that period. Generally speaking, these representations state that to the best of the individual's knowledge, (i) he or she has complied with the Company’s Code of Conduct, (ii) the documentation supporting the sales transactions with which he or she was involved is valid, appropriately authorized and complete and (iii) no conditions to any sales transaction have been agreed to with the customer that have not been explicitly stated in the documentation supporting that sales transaction.

•	In geographies where the Company has a limited operating history (e.g. Latin America or any other new geography the Company may enter), payment of commissions will be deferred until collection of accounts receivable has occurred.

•	We are assigning non-sales personnel to communicate directly with foreign resellers and end-user customers regarding past due accounts receivable.

•	We have made changes to our reporting structure to provide for more direct communication. These changes include sales operations now reports to our chief operating officer and the head of professional services now reports directly to non-sales management.

•	We have implemented more extensive background and reference checks to be performed on all prospective employees.

•	We have expanded the Company’s disclosure committee to include representations from a broader cross section of departments.

•	We are implementing enhanced pre-close analytical review procedures to identify emerging changes in our business.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Total Number of
			Shares Purchased as	Maximum Dollar
			part of Publicly	Value that can
	Total Number of	Average Price Paid	Announced Plans or	Still be Spent
Period	Shares Purchased	per Share	Programs	Under the Program
July 1, 2004 to July 30, 2004
August 1, 2004 to August 31, 2004	361,800	$2.98	361,800	$0.00
September 1, 2004 to September 30, 2004

**The Company announced on July 29, 2004 that its Board of Directors had approved a stock repurchase program. The Company could spend up to $2.0 million during the third quarter of 2004 under this program.

ITEM 5. SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company’s future financial position, revenue and expense projections, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in statements set forth under “Cautionary Statements” in our Annual Report on Form 10-K/A, Amendment No. 1.

ITEM 6. EXHIBITS

(a) Exhibits: The following exhibits are filed with this Quarterly Report of Form 10-Q.

     Exhibits designated by the symbol * are filed with this Quarterly Report on Form 10-Q.

Exhibit 10.1*	Sublease agreement dated September 30, 2004 between BindView and Nationwide Life Insurance Company of America

Exhibit 31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINDVIEW DEVELOPMENT CORPORATION
December 20, 2004	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits designated by the symbol * are filed with this Quarterly Report on Form 10-Q

Exhibit 10.1*	Sublease agreement dated September 30, 2004 between BindView and Nationwide Life Insurance Company of America

Exhibit 31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002