Form 10-K
period 2004-12-31
BINDVIEW DEVELOPMENT CORP
filed 2005-03-15
CIK 1061646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2004
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
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
          The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $3.50 on the NASDAQ National Market, was approximately $133 million.
          The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 7, 2005 was 48,406,191.
DOCUMENTS INCORPORATED BY REFERENCE
          Specified portions of the definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (“Report”), are incorporated by reference into Part III hereof.

BINDVIEW DEVELOPMENT CORPORATION

PART I

Item 1.	Business
Special Note Regarding Forward-Looking Statements
      This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in statements set forth under Note 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements” and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements. References to the “Company,” “BindView,” “we,” “us,” and “our” refer to BindView Development Corporation and, where appropriate, its consolidated subsidiaries.
General
      BindView is a leading provider of software for proactively managing information-technology (“IT”) security-compliance operations across the enterprise. Our solutions help customers to centralize and automate IT security-compliance operations for their users (e.g., employees, customers, partners), systems, applications, and databases based on Microsoft, UNIX, LINUX and Novell operating systems. BindView solutions combine (1) a broad-based knowledge of customers’ IT environment with (2) a specific process implementation around an IT risk management lifecycle and (3) our technology for compliance monitoring, vulnerability management, identity administration and configuration management. The combination provides customers with the ability to implement a policy-based approach to safeguarding their IT environments from internal and external threats and vulnerabilities.
      BindView was founded in May 1990 as a Texas corporation and conducted business as The LAN Support Group, Inc. until 1995. We completed our initial public offering (IPO) in July 1998 and a secondary offering in December 1998. To increase the depth and breadth of our solutions, we acquired CuraSoft, Inc. (December 1998), Netect, Ltd. (March 1999), and Entevo Corporation (February 2000). To date, BindView has shipped more than 20 million software licenses to approximately 5,000 companies worldwide, spanning all major business segments and the public sector.
Financial Information About Industry Segments
      Our global business is principally in a single industry segment, as described above under the heading “General”. For a discussion of our financial information in this segment, see Note 14 of our Consolidated Financial Statements included elsewhere in this Report.
Narrative Description of Business

Market
      Many organizations have become highly dependent on their IT infrastructures to conduct business. At the same time, however, increased dependence on IT systems also means increased risk to business operations as unplanned downtime or the unavailability of IT systems for any reason leads to greater business disruptions and, as a consequence, greater business losses.
      As a business risk, IT service interruptions may occur for any number of reasons. More and more frequently, such interruptions result from vulnerability breaches and denial-of-service attacks caused by insidious outsiders, mischievous or destructive insiders, misconfigured or unauthorized systems, and so forth. In addition, organizations also face issues related to information theft, privacy protection and corporate governance, many of which are now (or soon will be) mandated for audit and compliance by federal, state and local governments and industry associations. Compliance requirements can be found in, for example, the Sarbanes-Oxley Act (SOX), the Gramm-Leach-Bliley Act (GLBA), the Health Insurance Portability and Accountability Act (HIPAA), Federal Information Security Management Act (FISMA), Basel II, etc.

Products and Technology
      BindView builds, licenses, and provides technical support for four main software-technology suites, in the areas of compliance monitoring, vulnerability management, identity administration and configuration management. Each technology suite benefits from multiple software products, which are typically combined to meet a customer’s specific business needs.

Compliance Monitoring
      BindView’s compliance monitoring solutions deliver industry best practices to help customers satisfy the “general control” requirements of regulatory frameworks such as SOX, GLBA, HIPAA, etc., as well as IT auditing frameworks such as ISO 17799 CIS Level-1 and Level-2, and CobiT. Our solutions help organizations to centralize and automate the creation and distribution of security policies, then implement a lifecycle based, repeatable and auditable monitoring process required for ongoing compliance.

Vulnerability Management
      With its vulnerability-management solutions, BindView helps organizations to proactively audit, access and secure their multi-platform environments against internal and external attacks, including finding and fixing security holes before they can be exploited. Our solutions use a combination of both credentialed and non-credentialed techniques to discover vulnerabilities for desktops and servers, directories, applications and databases — including the ability to identify and scan rogue machines. The solution provides lifecycle based, in-depth assessment and evaluation of IT infrastructure components, as well as capabilities for remediating portions of the IT infrastructure that are found to be outside of acceptable IT or operational compliance parameters. Numerous “out-of-the-box” queries and reports are available to detect vulnerabilities within the network and to alert administrators to effect corrective actions before system downtime or performance problems occur.

Identity Administration
      With its identity administration solutions, BindView helps organizations to centralize and automate the process of deploying and managing user profiles and access controls across the IT infrastructure. These solutions reduce risk by helping ensure that access privileges are accurately controlled, consistently enforced and immediately revoked upon user termination. Solutions follow policy-based user and access management processes leveraging rules, templates, workflow and approvals to create an identity administration process that is lifecycle based, locked down and auditable. The solutions promote compliance with IT and operational policies for directory and password management, roles-based administration of users, migration between operating systems, and migration between email systems. Additionally, this solution assists organizations in efficiently migrating between or to latest versions of Microsoft and Novell operating systems and directory structures. Enterprise scalability enables support across very large distributed server and user populations, with secure built-in workflow facilities for repetitive tasks such as account creation, account maintenance, manager approvals and so forth. This solution also provides capabilities for user self-service functions such as password reset. A single management console manages multiple directories and domains, and includes a find-and-fix query facility.

Configuration Management
      With its configuration management solutions, BindView helps organizations build, maintain and enforce secure configurations for their IT systems. Relying on an active policy-based approach to monitor, manage and enforce workstation and server configurations, these solutions take into account industry best practices and can be tailored to incorporate configuration standards from the Center for Internet Security (CIS), National Institute of Standards and Technology (NIST), Microsoft, Sun and others. The solutions centralize and automate processes for addressing the on-going challenges of configuration “drift,” vulnerability recurrences, improper software patches, and changing baseline security profiles that can expose IT systems to potentially dangerous security breaches and operational risks.

Software-Technology Suite
      BindView’s software products that contribute to its solutions for compliance monitoring, vulnerability management, identity administration and configuration manager include:

BindView Compliance Center
BindView Configuration Advisor
BindView Decision Support Center
BindView Management Pack for Microsoft Operations Manager
BindView NETinventory
BindView Patch Deployment
BindView Policy Operations Center
BindView Smart Plug-In for HP OpenView
bv-Admin for .Net® Web Services
bv-Admin for Group Policy Objects
bv-Admin for Microsoft® Exchange
bv-Admin for Microsoft® Exchange Migration
bv-Admin for Novell NDS®
bv-Admin for Novell® Migration
bv-Admin for Windows®
bv-Admin for Windows® Migration
bv-Control for Check Point FireWall-1
bv-Control for Desktops
bv-Control for Internet Security
bv-Control for Microsoft® Exchange
bv-Control for Microsoft® SQL Server
bv-Control for NDS® eDirectory
bv-Control for NetWare®
bv-Control for Oracle®
bv-Control for OS/400
bv-Control for SAP® Systems
bv-Control for UNIX®
bv-Control for Web Services
bv-Control for Windows® 200x and Active Directory®
Backlog

We normally do not operate with a backlog of product orders because we ship our products shortly after orders are received. We occasionally experience a backlog of services orders; we do not believe such backlogs are material.

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
      Some examples of specific companies with whom we compete in particular markets or submarkets are: BearingPoint, Inc.; Computer Associates International, Inc.; ConfigureSoft, Inc.; CSI International; Ecora Corporation; eEye Digital Security; e-Security Inc.; Foundstone, Inc. (a division of McAfee, Inc.); Hewlett-Packard Company; Intel Corporation; IBM Corporation; Intrusion.Com; ISS Group, Inc.; McAfee, Inc.; Microsoft Corporation; NetIQ Corporation; PoliVec, Inc.; Quest Software; Symantec Inc.; and Tally Systems Corporation.
      In addition, companies such as Novell and Microsoft also offer native tools with their products that provide a basic set of management tools. While the native tools currently offered by these companies provide assistance in certain administrative tasks for their own respective platforms, we believe that they do not help IT administrators or security professionals cope, to the same extent that our products do, with the day-to-day management tasks with which they are challenged or address the higher level processes associated with policy creation and management. Our software solutions can be scaled to the largest of the heterogeneous environments. We believe we are in a unique position to help address the growing demand for cross-platform IT security compliance in these installations.
Sales and Marketing
      We sell our products through direct sales forces (field and telesales) and through value-added resellers (“VARs”) and original equipment manufacturers (“OEMs”). In addition, we have strategic marketing relationships with certain professional service organizations and software vendors that provide us with increased visibility, as well as sales leads. Sales cycles typically range from three months for departmental sales and up to twelve months or more for large, enterprise-wide deployments. No customer accounted for more than 10 percent of our consolidated revenues in 2004, 2003 or 2002.

Sales Force
      Direct Sales Force. Our direct sales force focuses on enterprise and large-market customers, generally Fortune 1000-class public and private companies and large governmental agencies. Direct sales representatives are in communication with our largest opportunities, using our staff of software engineers to help customers with the technical aspects of our software. We have direct sales representatives in North America and in Frankfurt, Germany; Berkshire, England; and Mexico City, Mexico.
      Telesales Force. Our telesales organization, which is based in Houston, concentrates on emerging and middle-market customers by utilizing our staff of software engineers, as well as telephone and Internet communications for product demonstrations and product sales. When necessary, members of our telesales force also travel to customer locations.

VARs and Resellers
      We have established indirect distribution channels through relationships with VARs and resellers in the United States, Europe, Latin America, and the Pacific Rim. Our international VARs and resellers typically perform selected marketing, sales, and technical support functions in their country or region. Each one might distribute directly to the customer, via other resellers, or through a mixture of both channels.

Channel Programs
      To support our sales organization and channel partners, we have devoted significant resources to building a series of channel alliances and marketing programs. Currently, we have developed relationships with companies including Microsoft Corporation; Computer Sciences Corporation; Hewlett-Packard Company; and IBM Corporation. We are a Microsoft Solutions Provider and hold Windows 2000 Certified and Microsoft Gold Partner status for several of our products. We also collaborate with certain accounting firms to increase awareness of network IT security compliance issues.
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
Company-Sponsored Research & Development Activities
      We have been and continue to be an innovator and leader in the development of IT security compliance solutions. We believe a technically skilled, quality oriented and highly productive software development organization is key to the continued success of new product offerings. Our software development staff is also responsible for enhancing our existing products and expanding our product line. We expect we will continue to invest substantial resources in product development expenditures. Tables showing financial data, including our expenditures on research and development activities are set forth in Item 6, “Selected Financial Data,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Costs and Expenses.”
Employees
      As of December 31, 2004, we employed approximately 550 full-time employees worldwide. We are not subject to any collective bargaining agreements, although in some of our non-U.S. offices we are subject to comparable industry-wide agreements that are deemed by law to apply to companies such as us.

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
Seasonality
      See the discussion of Seasonality in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality,” contained elsewhere in this Report.
Future Intentions
      We intend to continue focusing on proactive IT security compliance software and services to help customers secure, automate, and lower costs of managing their IT infrastructures. We anticipate that our future product directions will focus on the IT risk management lifecycle (i.e. on improving our customers’ ability to develop, implement, and manage security policy). This likely will include expanding the number of platforms supported by our vulnerability management and directory administration products; selectively expanding the features and functionality of those products; increasing the scope and capabilities of our new policy-compliance offerings; and possibly developing or acquiring other products relating to IT security compliance operations. We will focus especially on developing and/or acquiring products we believe we can sell to our existing markets, and/or that we believe will leverage our existing technologies and core competencies.
Available Information
      The public may read and copy any materials filed with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. As an electronic filer, BindView’s reports, proxy and information statements, and other information are available at the SEC’s Internet site, http://www.sec.gov.
      BindView’s internet address is http://www.bindview.com. BindView’s filings with the SEC, including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge via http://www.bindview.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC.

Item 2.	Properties
      All offices we occupy are leased. Our corporate headquarters, which house our principal administrative, sales and marketing, support, and research and development operations, are located in Houston, Texas. We or our international subsidiaries currently have office space for sales personnel in Frankfurt, Germany; Berkshire, England; and Mexico City, Mexico. We also have a research and development office in Pune, India. We believe suitable additional or alternative space will be available on commercially reasonable terms, if needed.

Item 3.	Legal Proceedings
      From time to time we are a plaintiff or defendant in various lawsuits and claims arising in the normal course of business. There are no pending (or, to our knowledge, threatened) lawsuits or claims whose outcomes, individually or in the aggregate, are likely to have a material adverse effect on the Company, its results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004, to a vote of security holders, through the solicitation of proxies or otherwise.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
      Our common stock is traded on The NASDAQ National Market under the symbol “BVEW”.
      As of March 7, 2005, the last sales price per share of the Company’s common stock, as reported by The NASDAQ National Market, was $3.70.
      The following table presents the quarterly range of high and low closing prices for our common stock from January 1, 2003 through December 31, 2004, as reported by The NASDAQ National Market.

	High	Low

2003
First Quarter	$1.51	$1.14
Second Quarter	2.09	1.10
Third Quarter	2.99	2.00
Fourth Quarter	3.90	2.13
2004
First Quarter	$4.71	$3.40
Second Quarter	3.72	2.36
Third Quarter	3.47	2.40
Fourth Quarter	4.32	2.94
Holders
      On March 7, 2005, there were 48,406,191 outstanding shares of our common stock held by approximately 282 holders of record. This does not include individual owners whose shares are held by a clearing agency, such as a broker or bank.
Dividend Policy
      We have not declared or paid any cash dividends on our capital stock in the two most recent fiscal years and do not expect to do so in the foreseeable future. We anticipate all future earnings will be retained to develop and expand our business. Any future decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant.
Recent Sales of Unregistered Securities
      Other than sales of common stock to employees, there were no sales of unregistered securities during the year ended December 31, 2004.

Item 6.	Selected Financial Data
      The selected historical consolidated financial data was derived from the Company’s Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Licenses	$35,767	$35,357	$37,238	$42,532	$58,931
Services	37,133	32,315	29,740	28,356	27,125

	72,900	67,672	66,978	70,888	86,056
Cost of revenues:
Licenses	1,015	527	500	1,059	2,410
Services	8,022	6,954	5,782	6,407	4,049

	9,037	7,481	6,282	7,466	6,459
Gross profit	63,863	60,191	60,696	63,422	79,597
Operating costs and expenses:
Sales and marketing	38,208	36,040	37,242	49,079	44,746
Research and development	21,164	18,423	19,219	22,668	26,500
General and administrative	9,114	7,750	7,932	14,600	9,780
Restructuring and transaction	748	2,184	3,002	6,594	6,357
Asset impairment	—	—	276	1,979	1,284

	69,234	64,397	67,671	94,920	88,667

Operating loss	(5,371)	(4,206)	(6,975)	(31,498)	(9,070)
Other income (expense), net	535	447	2,104	(2,859)	4,443

Loss before income taxes	(4,836)	(3,759)	(4,871)	(34,357)	(4,627)
Provision (benefit) for income taxes	273	50	19,562	(10,211)	(783)

Net loss	$(5,109)	$(3,809)	$(24,433)	$(24,146)	$(3,844)

Loss per common share — basic and diluted	$(0.11)	$(0.08)	$(0.49)	$(0.47)	$(0.07)
Shares used in computing loss per common share — basic and diluted	47,356	46,714	50,319	51,438	51,810

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Working capital	$27,285	$28,472	$26,309	$33,450	$64,483
Total assets	58,554	63,007	63,556	88,121	113,034
Shareholders’ equity	30,127	33,970	35,426	63,809	92,261

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      See the discussion above under Item 1, “Business — General”, for an overview of our business.
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
      Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2004. We believe our most critical accounting policies and estimates include the following:

•	Revenue recognition;

•	Accounting for stock-based compensation;

•	Accounting for income taxes;

•	Allowance for doubtful accounts; and

•	Accounting for restructuring charges

Revenue Recognition
      We follow American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” (“SOP 98-9”), with respect to revenue recognition. We license our software products primarily under perpetual licenses. We recognize revenues under these arrangements once the following criteria are met: (i) a written purchase order, license agreement or contract has been executed; (ii) software, or a software license authorization code in situations where the customer previously received evaluation software, has been delivered to the customer; (iii) license agreements with no significant vendor obligations or customer acceptance rights outstanding have been issued to the customer; (iv) the license fee is fixed and determinable and collection of the fee is probable; and (v) vendor-specific objective evidence exists to allocate the total fee. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately or at the renewal rate for maintenance agreements in subsequent years. In situations where vendor-specific objective evidence does not exist for maintenance, and all other revenue recognition criteria have been met, revenue is recognized ratably over the term of the agreement. We do not develop new products under contractual arrangements with customers and do not substantially modify our products and their functionality for specific customers. In rare situations when installation is essential to the functionality of the software, revenue is deferred until completion of the installation. Certain of these items may require the application of judgment when evaluating specific business arrangements in a changing environment against our normal business practices.
      We do not provide price protection in our customer agreements and generally do not provide conditions of acceptance in sales agreements. If conditions of acceptance exist, we defer revenue recognition until customer acceptance has occurred or the acceptance clause has lapsed. If a right of return is granted on a sales transaction, it is generally for a period of 10 days and related return experience has been nominal. In situations where we grant a 10-day right of return period, revenue recognition is not precluded. In the few situations where return rights exceed 10 days, revenue recognition is deferred as appropriate. We provide customary software warranties indicating the software will conform to published specifications, does not include viruses, back doors, etc., and does not infringe third-party intellectual property rights. To date, we have experienced di minimus warranty claims.
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
      Our service revenues are comprised of maintenance revenues and revenues from training and consulting services. Maintenance revenues represented approximately 83%, 86% and 88% of total service revenues in 2004, 2003 and 2002, respectively. Customers generally purchase a one to three year maintenance agreement in conjunction with their licensing of our products, which is renewable, at the customer’s discretion, upon expiration of the original maintenance contract.
      Maintenance revenues are recognized ratably over the contract term. Training and consulting service revenues are recognized as the training or consulting activities are performed, generally within a few weeks of product installation by the customer. Services, other than maintenance, are of a short-term nature and are not provided under multi-year contracts.
      Deferred revenue is comprised primarily of the unrecognized portion of maintenance revenues and revenues from training and consulting services. The portion of maintenance contract revenues that have not yet been recognized as revenues are reported as deferred revenue in the accompanying consolidated balance sheets. Deferred maintenance, which has not been collected, is not recognized in the accompanying consolidated balance sheets.
      Alternative accounting methods are not available for us to select from, however, certain changes in our transaction structures could significantly affect our accounting and minor changes could result in the use of subscription accounting, whereby all revenue related to a transaction would be recognized ratably over an extended time.

Stock Options
      We follow Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our employee stock options, which generally provides that no compensation expense is recognized when options are granted with an exercise price equal to fair market value on the date of grant. We use this method in order to enhance the comparability of our financial statements because it has been used by the majority of technology companies. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common shares at the date of the grant over the amount an employee must pay to acquire the common shares. We generally grant options at prices equal to the market price of our common shares on the date of the grant. However, if options are granted at a price below fair market value, compensation expense is recorded in accordance with the provisions of APB 25. Compensation expense may also be recognized for certain options which are considered variable option grants.
      Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information regarding the effect using the fair value method as prescribed by SFAS 123 has on their consolidated results of operations. See Note 1 to our consolidated financial statements for the pro forma effect the fair value method has on our consolidated results of operations.

      In December 2004 the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is effective beginning in the third quarter of 2005. SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the expensing of stock options as required by the standard will have a material impact on our consolidated statements of income and net income per share.

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

Accounts Receivable and Provision for Doubtful Accounts
      We provide an allowance for doubtful accounts when collection is considered doubtful. We perform ongoing credit evaluations of our customers as we deem appropriate, review our collection efforts, and analyze our payment experience with specific customers, in order to determine whether or not collection is doubtful. There may be a significant fluctuation in our provision for doubtful accounts to the extent facts and circumstances change and our subjective evaluation of the facts, circumstances and expectations change.

Restructuring Charges
      Restructuring costs are based on our best estimates utilizing information available at the time we commit to the restructuring plans. We perform ongoing evaluations of our assumptions and estimates utilized in determining costs associated with our restructuring plans. Historically, we have made cost estimates of lease terminations, leasehold abandonments, involuntary employee separations, asset impairments and third party professional fees incurred in connection with restructuring plans. There may be a significant fluctuation in our estimated restructuring costs to the extent our subjective evaluation of the facts, circumstances and expectations change. We have made adjustments to our assumptions historically as a result of the deteriorating sublease commercial real estate markets in which we have abandoned leaseholds. During 2004, we revised our estimate of the carrying costs of our abandoned lease space and took a $0.2 million restructuring charge. The estimated carrying costs of the abandoned lease space were determined with the assistance of our leasing agent and were based on an assessment of applicable commercial real estate markets. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement, tenant improvement allowance) that may be offered to a prospective sublease tenant. The accrual at December 31, 2004, for carrying costs of the abandoned lease space totaled $1.1 million. While we believe this accrual is adequate, it is subject to adjustment as conditions change. We will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant. The maximum amount by which the actual loss could exceed the current accrual (assuming the remaining abandoned lease space is never sublet) is approximately $1.0 million.

Results of Operations

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003
      Revenues. Revenues for 2004 were $72.9 million compared with $67.7 million in 2003. The year-over-year increase related to a $4.8 million increase in service revenues and a $0.4 million increase in license revenues. License revenues for 2004 were $35.8 million, or 49 percent of total revenues, up from $35.4 million, or 52 percent of total revenues, in 2003. Service revenues for 2004 were $37.1 million, or 51 percent of total revenues, up from $32.3 million, or 48 percent of total revenues, in 2003. Service revenues are comprised of maintenance and professional services. Maintenance revenues for 2004 were $30.9 million compared with $27.9 million in 2003. The increase was a result of high renewal rates on our growing install base. Professional service revenues for 2004 were $6.2 million compared with $4.4 million in 2003. The increase was a result of increased demand for professional services aimed at ensuring customer success.
      During 2004, revenues from our products for Microsoft-based platforms totaled $49.2 million, an increase of 7 percent over 2003. Revenues from these products accounted for approximately 68 percent of total revenues in both 2004 and 2003. License revenues for our Microsoft-related products for 2004 were $28.2 million compared with $28.6 million in 2003. Service revenues for our Microsoft-related products in 2004 were $21.0 million compared with $17.4 million in 2003. We expect revenues from our products and services for Microsoft-based platforms will continue to grow as a percentage of total revenues.
      Revenues from our products for Novell-based platforms for the current year were $10.0 million, or 14 percent of total revenues, compared with $11.5 million in 2003, or 17 percent of total revenues. Revenues from these products have continued their decline over the past year, reflecting both the maturity and our penetration of the Novell market. License revenues for Novell-based platforms for 2004 were $2.8 million compared with $3.3 million in 2003. Service revenues for Novell-based platforms in 2004 were $7.2 million compared with $8.2 million in 2003. In the future, we expect revenue declines from Novell platforms will be modest relative to the declines over the past two years and expect these declines will be offset by higher revenues from our products and services for other platforms.
      Sales of our security focused bv-Control product line accounted for approximately 83 percent of our license revenue in both 2004 and 2003. Sales of our system administration focused bv-Admin product line accounted for approximately 13 and 17 percent of our license revenue in 2004 and 2003, respectively. Sales of our remaining product lines, primarily for compliance monitoring, accounted for approximately 4 percent of our license revenue in 2004.
      No customer accounted for more than 10 percent of our revenues in 2004 and 2003. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 13 percent of total revenues in both 2004 and 2003.
      Gross Profit. Gross profit for 2004 was $63.9 million, compared with $60.2 million for 2003. The gross margin for 2004 was 87.6 percent, compared with 88.9 percent for 2003. The decline in gross margin reflected a shift in business mix toward service revenues, which have a lower gross margin than license revenues. Because resources used to provide services are not segregated by product line, the costs of revenues (shipping, technical support, professional services) are not tracked and segregated by revenue stream, and consequently, we do not measure gross profit by product platform (i.e., Microsoft, Novell, etc). We believe there is no material difference in the gross margin by product line.
      Gross profit generated from license revenues was $34.8 million in both 2004 and 2003. The gross margin from license revenues for 2004 was 97.2 percent, compared with 98.5 percent for 2003. The modest decline in gross margin was primarily due to an increase in royalty expenses of $0.4 million during 2004 for royalties related to our software patch deployment offering.
      Gross profit from service revenues for 2004 was $29.1 million, compared with $25.4 million for 2003. Gross margin from service revenues for 2004 was 78.4 percent compared with 78.5 percent for 2003. The modest decline in gross margin reflected a shift in services mix toward professional services, which has a lower gross margin.

      Operating Costs and Expenses. Operating costs and expenses for 2004 totaled $69.2 million, up from $64.4 million for 2003. These costs include restructuring charges of $0.7 million in 2004 and $2.2 million in 2003, related to restructuring plans to improve operating efficiency and improve sales and marketing effectiveness. Excluding these charges from both years, our operating costs and expenses were $6.3 million, or 10.1 percent, higher in 2004 than the preceding year. The increase in operating expenses year over year is attributable to (i) significant investments in sales and marketing, (ii) costs related to the expansion of our R&D operations in India, (iii) costs to develop video-based training capabilities, (iv) costs incurred in connection with the investigation of our Latin America operations and (v) expenses associated with our Sarbanes-Oxley compliance efforts.
      Sales and marketing expenses for 2004 were $38.2 million (52.4 percent of revenues), up from $36.0 million (53.3 percent of revenues) in 2003. The increase in sales and marketing expenses primarily related to investments in areas where we see long-term revenue growth opportunities, specifically our Federal, European and inside sales. As a result of these investments, our personnel costs increased approximately $2.1 million over 2003. In addition, we increased spending throughout 2004 on our marketing programs targeted to grow our working sales pipeline. We expect future sales and marketing expenses as a percentage of revenues to be lower as a result of anticipated revenue growth and our initiatives to improve operating leverage and sales and marketing effectiveness.
      Research and development expenses for 2004 were $21.2 million (29.0 percent of revenues), up from $18.4 million (27.2 percent of revenues) in 2003. The year-over-year increase related to (i) $1.4 million incurred to expand our R&D capabilities in India, (ii) $1.8 million for the production of video-based training materials necessary to augment our existing capabilities and to fulfill the requirements of a multi-million dollar sales opportunity, and (iii) $0.5 million in severance costs related to management changes with our R&D organization. This increase was partially offset by a reduction in personnel costs in our domestic operations as a result of our expansion in India and elimination of certain management positions. Throughout 2004, we continued our transfer of development responsibilities for certain of our legacy products from Houston, Texas to Pune, India and expect to continue leveraging that development center in the future. As a result of these initiatives and anticipated revenue growth, we expect future research and development expenses to decrease as a percentage of revenues.
      General and administrative expenses for 2004 were $9.1 million (12.5 percent of revenues), up from $7.8 million (11.5 percent of revenues) for 2003. The year-over-year increase related to (i) $1.1 million in professional fees incurred in connection with the investigation of our Latin America operations and (ii) $0.8 million incurred in connection with our Sarbanes-Oxley compliance efforts. We expect future general and administrative expenses to decrease as a percentage of revenues due to anticipated revenue growth.
      Restructuring costs were $0.7 million in 2004, $2.2 million in 2003, and $3.0 million in 2002. Restructuring costs in 2004 consisted of $0.5 million for employee severance and related costs for our Latin America operations and a $0.2 million increase in the accrual for carrying costs of abandoned lease space originally established in prior year restructuring plans. Restructuring costs in 2003 consisted of a $1.6 million increase in the accrual for carrying costs of abandoned lease space and a $0.6 million charge related to our 2003 sales and marketing reorganization plan. The $1.6 million increase in the accrual reflected our decision to (i) cancel our lease on two of the three abandoned floors (the maximum cancelable under the lease agreement), which resulted in a $1.9 million payment to our landlord in December 2003 and (ii) an assessment of the estimated remaining carrying costs (i.e., estimated future lease expense, less estimated sublease income over the remaining term of the leases) associated with the remaining excess floor in Houston and our other excess office space.
      The estimated carrying costs of the remaining abandoned lease space were determined with the assistance of our leasing agent and were based on an assessment of applicable commercial real estate markets. The principal reason for the change in estimate was the continued deterioration of the sublease market for commercial real estate in Houston, Texas that occurred since the original and subsequent determinations were made. The change in estimates primarily related to: (i) lengthening the time to sublease the abandoned lease space either initially or after the existing sublease expires, (ii) a lowering of the expected sublease rate to reflect the drop in rates (with minimal expected escalation over the remaining lease term), and (iii) an increase in expense for inducements (e.g., rent abatement, tenant improvement allowances, etc.) that potentially would be offered to prospective tenants of the space.
      In December of 2004, we approved a plan to eliminate certain positions primarily in our Latin American operations (the “2004 Restructuring Plan”). The cost of this plan totaled approximately $0.5 million and mainly consisted of involuntary employee separation costs. The 2004 Restructuring Plan will result in an estimated reduction in annual operating expenses of approximately $1.2 million.
      The 2004 Restructuring Plan activity for the year ended December 31, 2004 was as follows (in thousands):

				Remaining
	Restructuring	Cash		Accrual
	Charges	Expenditures	Write-Offs	12/31/2004

Employee severance	$383	$(77)	$—	$306
Other	107	—	(87)	20

	$490	$(77)	$(87)	$326

      We approved restructuring plans during 2002 and 2001 designed to improve operating efficiency (the “Reorganization Plans”). The costs of these plans, and subsequent modifications to their original estimates, totaled approximately $11.5 million. The Reorganization Plans were comprised of (i) involuntary separation costs, (ii) closing our Boston development center and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts. The Reorganization Plans resulted in an estimated reduction in annual operating expenses of approximately $14.7 million.
      The remaining accrual for the Reorganization Plans at December 31, 2004 is comprised of the estimated carrying costs for our remaining excess space in Houston, Texas. During 2004, we subleased a portion of our remaining excess lease space. In connection with this sublease, we recorded a $0.2 million adjustment to our remaining excess lease space to reflect an increase in the estimated length of time before it will be subleased. Additional adjustments to this balance could be required in future periods based on the economic outlook of the real estate market in Houston, Texas. The Reorganization Plans resulted in an estimated reduction in annual operating expenses of approximately $14.7 million.
      The Reorganization Plans activity for the year ended December 31, 2004 was as follows (in thousands):

	Remaining	Restructuring		Remaining
	Accrual	Charge	Cash	Accrual
	12/31/2003	Adjustments	Expenditures	12/31/2004

Lease commitments	$1,991	$258	$(1,132)	$1,117
      Provision for Income Taxes. We provided approximately $0.3 million and $0.1 million in taxes related to our foreign operations during 2004 and 2003, respectively. In 2002, we provided a full valuation allowance against our deferred tax assets in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes”. As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance in 2004. We gave substantially more weight to objective factors, such as current and previous operating losses, than to our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, we will not recognize any tax benefit associated with our domestic pre-tax accounting losses, nor will we provide an income tax provision on any domestic pre-tax accounting income.
      Net Loss. Due to the factors described above, net loss for 2004 was $5.1 million compared with $3.8 million for 2003.

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002
      Revenues. Revenues for 2003 were $67.7 million compared with $67.0 million in 2002. The year-over-year increase related to a $2.6 million increase in service revenues, partially offset by a $1.9 million decrease in license revenues. License revenues for 2003 were $35.4 million, or 52 percent of total revenues, down from $37.2 million, or 56 percent of total revenues, in 2002. The decline in license revenues primarily related to a $1.7 million decrease in license revenues from our products for Novell-based platforms. The decline in license revenues from our Novell-related products reflected the maturity, and our high penetration, of the Novell market. Service revenues for 2003 were $32.3 million, or 48 percent of total revenues, up from $29.7 million, or 44 percent of total revenues, in 2002. The increase in service revenues was primarily due to an increase in our installed customer base and a higher focus on consulting services.
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
      Revenues from our products for Novell-based platforms for the current year were $11.6 million, or 17 percent of total revenues, compared with $15.1 million in 2002, or 23 percent of total revenues. Revenues from these products have continued their decline over the past year, reflecting both the maturity and our penetration of the Novell market. License revenues for Novell-based platforms for 2003 were $3.3 million compared with $5.0 million in 2002. Service revenues for Novell-based platforms in 2003 were $8.2 million compared with $10.1 million in 2002.
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
      Gross Profit. Gross profit for 2003 was $60.2 million, compared with $60.7 million for 2002. The decline in gross profit resulted from the year-over-year decrease in license revenues and the slight decline in gross margin. The gross margin for 2003 was 88.9 percent, compared with 90.6 percent for 2002. The decline in gross margin reflected a shift in business mix toward service revenues, which have a lower gross margin than license revenues. Because resources used to provide services are not segregated by product line, the costs of revenues (shipping, technical support, professional services) are not tracked and segregated by revenue stream and consequently we do not measure gross profit by product platform (i.e., Microsoft, Novell, etc). We believe there is no material difference in the gross margin by product line.
      Gross profit generated from license revenues for 2003 was $34.8 million, compared with $36.7 million for 2002. The gross margin from license revenues for 2003 was 98.5 percent, compared with 98.7 percent for 2002. The modest decline in gross margin was primarily the result of the decrease in license revenues in 2003.
      Gross profit from service revenues for 2003 was $25.4 million, compared with $24.0 million for 2002. Gross margin from service revenues for 2003 was 78.5 percent, compared with 80.6 percent for 2002. The decline in gross margin reflected a shift in services mix toward professional services, which has a lower gross margin.
      Operating Costs and Expenses. Operating costs and expenses for 2003 totaled $64.4 million, down from $67.7 million for 2002. These costs include restructuring and asset impairment charges of $2.2 million in 2003 and $3.3 million in 2002, related to restructuring plans to improve operating efficiency and improve sales and marketing effectiveness. Excluding these charges from both years, our operating costs and expenses were $2.2 million lower in 2003 than the preceding year.
      Sales and marketing expenses for 2003 were $36.0 million (53.3 percent of revenues), down from $37.2 million (55.6 percent of revenues) for 2002, primarily related to actions we took to improve sales efficiency and marketing effectiveness. Because of declining revenues and a weak economic outlook, we completed a major corporate reorganization and implemented a number of cost cutting measures to improve operating efficiency. These actions included a downsizing of the sales and marketing departments, which included the closing or downsizing of a number of our foreign sales offices and a reduction in the size of our enterprise sales force, which was focused exclusively on large enterprise transactions. We also redirected our marketing efforts on enhancing our product marketing capabilities and improving our sales opportunity generation capabilities.
      Research and development expenses for 2003 were $18.4 million (27.3 percent of revenues), down from $19.2 million (28.7 percent of revenues) in 2002. The year-over-year decrease in R&D expenses primarily related to the closing or downsizing of our development offices in Boston, Massachusetts and Arlington, Virginia and transferring those activities to our lower-cost development centers in Houston, Texas and Pune, India. We also transferred development responsibilities for certain of our legacy products from Houston, Texas to Pune, India.
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
      Provision for Income Taxes. In 2003, we provided approximately $0.1 million in taxes related to our foreign operations. In 2002, we provided a full valuation allowance against deferred tax assets of $19.6 million in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes”. As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. We gave substantially more weight to objective factors, such as current and previous operating losses, than to our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, we will not recognize any tax benefit associated with our domestic pre-tax accounting losses, nor will we provide an income tax provision on any domestic pre-tax accounting income.
      Net Loss. Due to the factors described above, net loss for 2003 was $3.8 million compared with $24.4 million for 2002.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on our consolidated statements of income and net income per share.
Liquidity and Capital Resources
      Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.
      We had cash, cash equivalents and short-term investments of $32.6 million at December 31, 2004 compared with $35.4 million at December 31, 2003. The year-over-year decline was primarily the result of (i) $2.3 million for the repurchase of 0.8 million shares of our common stock, (ii) $3.0 million in capital expenditures and (iii) $1.8 million for the production of video-based training materials necessary to augment our existing capabilities and to fulfill the requirements of a multi-million dollar sales opportunity. This decrease was partially offset by (i) $2.0 million of lapses on restrictions of cash and (ii) $2.5 million in cash received from the issuance of common stock under our Employee Stock Purchase Plan and the exercise of stock options.
      Cash flows used in operating activities were $2.6 million in 2004 and $1.7 million in 2003. The increase in cash flows used in operating activities was primarily related to an increase in our operating loss in 2004 compared with 2003 of approximately $1.2 million.
      Cash flows used in investing activities were $8.0 million in 2004 and $2.3 million in 2003. Cash used in investing activities during 2004 related to (i) net purchases of short-term investments of $7.0 million and (ii) $3.0 million in capital expenditures. These uses were partially offset by $2.0 million in restriction lapses on our cash balances. Capital expenditures were $2.3 million in 2003.
      Cash flows provided by financing activities were $0.2 million in 2004 and $0.8 million in 2003. We received approximately $2.5 million in proceeds from the sale of common stock to employees under our Employee Stock Purchase Plan and the exercise of employee stock options during 2004. We also used approximately $2.3 million in cash to repurchase 0.8 million shares of our common stock during 2004. The major source of cash provided by financing activities in 2003 was proceeds of $0.8 million primarily from the sale of common stock under our Employee Stock Purchase Plan.
      Our expected principal cash requirements for 2005 are: (i) estimated capital expenditures of approximately $3.0 million, primarily for computer and software equipment, (ii) working capital needs that are not funded out of operating cash flows, and (iii) payment of accrued restructuring expenses of approximately $0.6 million. We believe that there is sufficient cash on hand to meet these cash requirements, as well as our cash requirements for the foreseeable future. At December 31, 2004, we had no outstanding debt and do not anticipate the need for third party financing during 2005.
Contractual Obligations
      We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The remaining contractual obligations under these lease commitments were comprised of the following as of December 31, 2004:

Contractual Obligation	Total	2005	2006 - 2007	2008 - 2009	2010 - 2011

Operating leases	$21,038	$4,170	$7,369	$7,100	$2,399
Sub-leasing arrangements*	(771)	(92)	(244)	(251)	(184)

	$20,267	$4,078	$7,125	$6,849	$2,215

*	We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these executed sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments in the preceding table.
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

•	We may face future competition from established companies entering our market, from new entrants, and/or from consolidated companies.

•	Our products could be rendered obsolete by operating-system and application-program software vendors.

•	Our products may not be able to prevail in comparative evaluations against our competitors’ products.

•	Our R&D efforts may not be sufficient to keep up with changing markets.

•	Our product sales are significantly concentrated in one product line.

•	Our quarterly sales are significantly back-end loaded, which can lead to uncertainty about meeting expectations and to lower sales prices.

•	Regulatory-compliance issues, complexities, and costs are likely to increase.

•	Our product sales usually require long lead times.

•	We may be subject to foreign currency risks.

•	Our sales are somewhat seasonal.

•	Ongoing refinements to our sales organization may result in transitional inefficiencies.

•	We do not maintain a significant backlog of product orders.

•	Our international sales are subject to certain additional risks.

•	We are dependent upon continued growth of the market for Windows system software.

•	We are likely to continue to be confronted by rapidly-changing markets.

•	Our software could contain errors that are hard to detect and costly to fix.

•	We could be subject to liability claims if our software has errors.

•	We rely on certain third-party relationships, and our business could be hurt if those relationships were to be impaired.

•	We license certain third-party software for inclusion in our products; such software may not always be available for our use.

•	Our increasing use of development resources in other countries may present risks.

•	Our revenue bases may change with the market.

•	We are affected by the migration rate to and among various Microsoft platforms.

•	Other companies might try to misappropriate our technology.

•	We might be accused of misappropriating a third party’s technology.

•	Our cost structure is fixed to a certain extent, which may limit our ability to reduce costs if sales decrease.

•	We may be required to defer increasing amounts of revenue in the future.

•	Our stock price has a history of volatility.

•	Our corporate governance structure includes certain anti-takeover provisions.

•	Our network and Web site may be targeted for intentional disruption.

•	Natural disasters and other infrastructure problems may hurt our ability to operate.
      We may face future competition from established companies entering our market, from new entrants, and/or from consolidated companies. We expect competition in our market to increase significantly as current competitors expand their product lines and services and as new companies enter the market. Many of these existing and potential competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products; more established sales channels; greater software development experience; and greater name recognition. In addition, we have noted what appears to be a trend of consolidation in our market through mergers and acquisitions. For example, Symantec Corporation acquired Axent Technologies and thereby began competing with us in one area of our market. Other examples from recent years include Quest Software’s acquisition of FastLane Technologies Inc. and its acquisition of Aelita Software, as well as NetIQ Corporation’s mergers with Mission Critical Software and PentaSafe, Inc. This could result in the creation of new competitors and/or enhancement of the competitive capabilities of existing competitors. If these present and future competitors are successful, we are likely to lose market share and our revenue would likely decline.
      Our products could be rendered obsolete by operating-system and application-program software vendors. We believe vendors of operating-system and application-program software we support, particularly Microsoft and Novell, could enhance their software to include functionality we provide in our own software. Microsoft has a well-established track record of successfully entering and competing in markets in which it becomes interested; in recent years, Microsoft has publicly announced it intends to focus more intensely on computer and Internet-related security issues. If such other vendors were to offer greater functionality than they currently do, then even if our software were clearly better, there would still be a substantial risk many customers would elect to use “good enough” functionality in the operating-system or application-program software instead of buying and/or continuing to pay maintenance fees for our software. If this risk were to come to pass, our license and maintenance revenues could be seriously affected.
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
      Our product sales are significantly concentrated in one product line. A majority of our revenues are derived from the sale of licenses and maintenance for our vulnerability-management software products. We anticipate these products will account for a majority of our revenues for the foreseeable future. If these products become uncompetitive for any reason, our business could be substantially damaged. Although we currently plan to broaden our product line, we cannot be certain we will be able to reduce our product concentration.
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
      Regulatory-compliance issues, complexities, and costs are likely to increase. In recent years, the U.S. Congress enacted the Sarbanes-Oxley Act; moreover, the SEC, NASDAQ, and Financial Accounting Standards Board have adopted (and continue to propose) implementing rules, regulations, and standards. These trends are likely to increase our cost of complying with these additional regulations.
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
      We may be subject to foreign currency risks. To an increasing extent, our international business likely will be conducted in foreign currencies, especially the euro. The exchange ratio of foreign currencies for U.S. dollars has fluctuated in the past and is likely to do so in the future, but we cannot predict the extent to which this will happen. Such fluctuations may lead to our experiencing currency losses. We have not adopted a formal hedging program to protect us from risks associated with foreign currency fluctuations. See also the discussion in Item 7A under the heading “Foreign Currency Exchange Rates.”

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
      We do not maintain a significant backlog of product orders. We normally do not operate with a backlog of product orders because we ship our products shortly after orders are received, and our backlog of services orders is not significant. Consequently, if new product orders were to dry up, we would not be able to cushion the resulting lack of sales with backlog sales.
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
      Our increasing use of development resources in other countries may present risks. We are increasing our use of software development personnel at our Indian subsidiary. Political uncertainty in that region of the world, possibly including armed conflict, could interfere with our operations there. The use by American companies of non-U.S. personnel in overseas operations has been the subject of some negative publicity. If federal or state laws were to be changed to restrict the use of non-U.S. personnel by U.S. companies, or to (further) restrict the ability of state and federal agencies to purchase products with significant non-U.S. content, our business could be hurt.
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
      We are affected by the migration rate to and among various Microsoft platforms. Our ability to sell licenses for some of our directory-migration products depends in part on the rate at which customers elect to migrate their networks to Microsoft’s Windows 2000 or Windows XP operating system or to Microsoft Exchange.
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

      Our network and Web site may be targeted for intentional disruption. As a leading provider of IT security compliance solutions, we anticipate that, from time to time, our corporate computer network and our Web site may be targeted for intentional disruption by “black-hat” hackers. We believe we have taken sufficient precautions to prevent such disruption, but we cannot be certain we will succeed in preventing all such disruption. If such disruption is successful, it could hurt our business activities; if successful disruption becomes publicly known, it could also damage our reputation and that of our products and services.
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
Foreign Currency Exchange Rates
      We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For the years ended December 31, 2004, 2003 and 2002, approximately 13 percent, 13 percent and 11 percent of our consolidated revenues, respectively, were generated from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Based on our foreign currency exchange instruments outstanding at December 31, 2004, we estimate a near-term change in foreign currency rates of 10 percent would not materially affect our financial position, results of operations or net cash flows for the years ended December 31, 2004 and 2003.
Interest Rate Risk
      We adhere to a conservative investment policy, whereby our principal concern is the preservation of liquid funds while maximizing our yield on liquid assets. Cash, cash equivalents (including restricted cash) and short-term investments were $35.1 million and $39.9 million at December 31, 2004 and 2003, respectively. We estimate that a near-term change in interest rates of 10 percent would not materially affect our financial position, results of operations or net cash flows for the years ended December 31, 2004 and 2003.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and supplementary financial information required to be filed under this Item are presented in Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, BindView conducted an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.
Management’s Report on Internal Control Over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on our assessment, we concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control — Integrated Framework.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
      As previously disclosed in the Company’s Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2003, its Quarterly Reports on Form 10-Q/A, Amendment No. 1 for the quarterly periods ended March 31, 2004 and June 30, 2004 and its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, the Company made significant changes during the fourth quarter of 2004 to remediate a material weakness in internal control related to the Company’s Latin America operations, as discussed below.

Revenue Recognition Issues in BindView’s Latin America Operations
      In October 2004, as a result of information obtained by the Company in its efforts to collect certain receivables from Latin America resellers, the Company’s Audit Committee commenced an investigation of the Company’s Latin America operations. The Audit Committee retained independent legal counsel and consultants to assist with the investigation. On December 6, 2004, with the investigation substantially complete, the Audit Committee concluded that due to errors with the transactions described below, the

Company would restate its financial statements for the year ended December 31, 2003 and the first two quarters of 2004. These conclusions were set forth in the Form 8-K dated December 6, 2004, and were also discussed with the Company’s independent registered public accounting firm. The Audit Committee investigation was completed on December 8, 2004.
      The Company’s previously issued financial statements for the periods referenced above were restated to correct for an overstatement totaling $1.0 million in revenues, involving six transactions in Latin America. As a result, the Company’s reported revenues were overstated by $0.2 million in the fourth quarter of 2003; $0.1 million in the first quarter of 2004; and $0.7 million in the second quarter of 2004.
      Revenues for the fourth quarter of 2003 were overstated by $0.2 million related to a product return, which certain Company personnel in Latin America knew to have occurred within the contractually allowable return period, but which they did not report to the Company’s accounting department. If this return had been reported in a timely manner to the Company’s accounting department, revenues from this transaction would not have been recognized in the fourth quarter of 2003. Certain personnel in Latin America who knew of the product return also made inaccurate representations as to the status of the receivable in response to the on-going collection efforts of the Company’s accounting department.
      Revenues for the first quarter of 2004 were overstated by $0.1 million for an overstatement of professional service revenues. The overstatement resulted from the recording of revenues based on invalid contracts and statements of work that had been submitted to the Company’s accounting department by certain personnel in Latin America. These documents, certain of which the Company believes were falsified prior to being submitted to its accounting department, purported to show that the Company had entered into an arrangement with a subsidiary of the reseller to provide services to the end-user customer on behalf of the Company.
      Revenues for the second quarter of 2004 were overstated by $0.7 million, resulting from the recording of three transactions based on invalid documents that had been submitted to the Company’s accounting department by certain personnel in its Latin America operations. These documents, certain of which the Company believes were falsified prior to being submitted to its accounting department, included contracts, and professional services statements of work and time sheets that purported to show that valid arrangements supporting the underlying transactions had been entered into with third parties. Certain personnel in Latin America also made inaccurate representations as to the status of these receivables in response to the on-going collection efforts of the Company’s accounting department.
      As a result of the investigation into the above matters, the Company determined that its internal controls over the existence and rights and obligations of revenue from its Latin America operations were ineffective and a material weakness in internal control over financial reporting existed. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Management believes the circumstances that resulted in the material weakness were primarily the result of the following:

•	Insufficient due diligence in evaluating the operational risk of conducting business in Latin America.

•	Collusion between Latin America personnel and resellers to obtain sales commissions in advance of when they were actually earned.

•	Minimal direct non-sales management oversight of the Latin America operations.

•	Revenue recognition review procedures for Latin America that did not fully address the additional risks of transacting business in that region.
      To remediate the material weakness, the Company terminated all individuals who it believed were culpably involved in these transactions, terminated relationships with resellers that it believes may have been culpably involved in these transactions and significantly downsized its Latin America operations, including the closure of our Latin America offices and termination of relationships with resellers involved with the fraudulent transactions. The Company also implemented a stringent review and approval process for new resellers, as well as the periodic review of existing reseller relationships and designed and implemented new procedures to improve controls to better ensure that revenues are recognized only on transactions that are based on valid arrangements, which meet the Company’s revenue recognition criteria. The significant enhancements to our procedures and controls that have been implemented include:

•	Management has formalized and strengthened their risk assessment procedures by adding additional management oversight.

•	We now obtain signed written representations from each sales and professional services representative, manager, director and vice president prior to finalizing results for a quarterly or annual period and prior to payment of sales commissions or any incentive-based compensation. The representation includes statements that (i) he or she has complied with the Company’s Code of Conduct, (ii) the documentation supporting sales transactions for which they are responsible is valid, appropriately authorized and complete and (iii) no conditions exist that have been agreed to with the customer that have not been explicitly stated in the documentation supporting the sales transaction.

•	In geographies where the Company has a limited operating history (e.g. Latin America or any other new geography the Company may enter), payment of commissions will be deferred until collection of accounts receivable has occurred.

•	We assigned domestic non-sales personnel to communicate directly with foreign resellers and end-user customers regarding past due accounts receivable.

•	We changed our reporting structure to provide for more direct communication. These changes include sales operations now reporting to our chief operating officer and the head of professional services now reporting directly to non-sales management.

•	We have strengthened our internal controls over hiring practices and now require complete and extensive background and reference checks prior to hiring.

•	The Company’s disclosure committee includes representations from a broader cross section of departments.

•	Our pre-close analytical review procedures were enhanced to more readily identify emerging changes in our business. Additionally, we established additional review procedures including the establishment of a review hierarchy based upon the value of the contract and contracts in which professional services is over certain thresholds.

•	We have changed the reporting structure within our organization to ensure that improper actions within the organization are detected and where possible prevented. Specifically, we have created a new position of chief operating officer to which our vice presidents of sales now report; the Director of Professional Services now reports to non-sales management and the Director of Internal Audit now reports directly to the Chairman of the Audit Committee.
      As part of its evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting, the Company’s CEO and CFO concluded that the material weakness in internal controls referred to above was remediated as of December 31, 2004 and that no material weakness existed at December 31, 2004.
      Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      For information concerning this Item, see text under the captions “Election of Directors,” “Executive Officers and Compensation,” “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and “Code of Ethics” in the proxy statement relating to our 2005 annual meeting of shareholders (the “Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, which information is incorporated herein by reference.

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
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      Other financial schedules under the Securities Exchange Act of 1934, as amended, have been omitted because they are either not required or are not material.

3. Exhibits:
      Reference is made to the Exhibit Index at the end of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of BindView Development Corporation:
      We have completed an integrated audit of BindView Development Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders’ equity present fairly, in all material respects, the financial position of BindView Development Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Houston, Texas
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of BindView Development Corporation:
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 11, 2005 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
Houston, TX
March 11, 2005

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$25,666	$35,449
Cash — restricted	2,250	2,250
Short-term investments	6,974	—
Accounts receivable, net of allowance of $671 and $1,040	14,657	14,066
Other	1,634	2,180

Total current assets	51,181	53,945
Property and equipment, net	6,664	6,564
Investments and other assets	709	2,498

Total assets	$58,554	$63,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,023	$2,066
Accrued liabilities	5,307	4,879
Accrued compensation	3,603	5,275
Deferred revenue	11,963	13,253

Total current liabilities	23,896	25,473
Deferred revenue	2,707	1,477
Other	1,824	2,087
Commitments and Contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued	—	—
Common stock, no par value, 100,000 shares authorized, 47,849 and 47,034 shares issued and outstanding	1	1
Additional paid-in capital	106,244	105,176
Note receivable from shareholder	(131)	(392)
Deferred stock compensation	(789)	—
Accumulated deficit	(77,316)	(72,207)
Accumulated other comprehensive income	2,118	1,392

Total shareholders’ equity	30,127	33,970

Total liabilities and shareholders’ equity	$58,554	$63,007

See notes to consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Revenues:
Licenses	$35,767	$35,357	$37,238
Services	37,133	32,315	29,740

	72,900	67,672	66,978
Cost of revenues:
Licenses	1,015	527	500
Services	8,022	6,954	5,782

	9,037	7,481	6,282
Gross profit	63,863	60,191	60,696
Operating costs and expenses:
Sales and marketing	38,208	36,040	37,242
Research and development	21,164	18,423	19,219
General and administrative	9,114	7,750	7,932
Restructuring	748	2,184	3,002
Asset impairment	—	—	276

	69,234	64,397	67,671

Operating loss	(5,371)	(4,206)	(6,975)
Other income, net	535	447	2,104

Loss before income taxes	(4,836)	(3,759)	(4,871)
Provision for income taxes	273	50	19,562

Net loss	$(5,109)	$(3,809)	$(24,433)

Loss per common share — basic and diluted	$(0.11)	$(0.08)	$(0.49)

Number of shares used to calculate per share amounts, basic and diluted	47,356	46,714	50,319

Reconciliation of net loss to comprehensive loss:
Net loss	$(5,109)	$(3,809)	$(24,433)
Unrealized gain from foreign currency translation	726	1,009	568

Comprehensive loss	$(4,383)	$(2,800)	$(23,865)

See notes to consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Shareholder	Deferred		Comprehensive		Total
			Capital	Note	Stock	Accumulated	Income	Treasury	Shareholders’
	Shares	Amount	Amount	Receivable	Compensation	Deficit	(Loss)	Stock	Equity

Balance at December 31, 2001	54,375	$1	$121,884	$(1,188)	$—	$(43,965)	$(185)	$(12,738)	$63,809
Exercise of stock options	108	—	66	—	—	—	—	—	66
Employee stock purchase plan	490	—	498	—	—	—	—	—	498
Treasury stock purchases (5,697 shares)	—	—	—	—	—	—	—	(5,378)	(5,378)
Retirement of treasury stock	(8,695)		(18,116)	—	—	—	—	18,116	—
Reduction of shareholder note in lieu of guaranteed bonus	—	—	—	296	—	—	—	—	296
Foreign currency translation adjustment	—	—	—	—	—	—	568	—	568
Net loss	—	—	—	—	—	(24,433)	—	—	(24,433)

Balance at December 31, 2002	46,278	$1	$104,332	$(892)	$—	$(68,398)	$383	$—	$35,426
Exercise of stock options	281	—	390	—	—	—	—	—	390
Provision for reserve on note receivable	—	—	—	144	—	—	—	—	144
Reduction of shareholder note in lieu of guaranteed bonus	—	—	—	356	—	—	—	—	356
Employee stock purchase plan	475	—	454	—	—	—	—	—	454
Foreign currency translation adjustment	—	—	—	—	—	—	1,009	—	1,009
Net loss	—	—	—	—	—	(3,809)	—	—	(3,809)

Balance at December 31, 2003	47,034	$1	$105,176	$(392)	$—	$(72,207)	$1,392	$—	$33,970
Exercise of stock options	1,062	—	1,905	—	—	—	—	—	1,905
Issuance of restricted stock	270	—	826	—	(826)	—	—	—	—
Deferred stock compensation amortization	—	—	—	—	37	—	—	—	37
Reduction of shareholder note in lieu of guaranteed bonus	—	—	—	261	—	—	—	—	261
Employee stock purchase plan	290	—	650	—	—	—	—	—	650
Purchases and retirement of treasury stock	(807)	—	(2,313)	—	—	—	—	—	(2,313)
Foreign currency translation adjustment	—	—	—	—	—	—	726	—	726
Net loss	—	—	—	—	—	(5,109)	—	—	(5,109)

Balance at December 31, 2004	47,849	$1	$106,244	$(131)	$(789)	$(77,316)	$2,118	$—	$30,127

See notes to consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(5,109)	$(3,809)	$(24,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,887	3,574	4,442
Asset impairments	87	—	276
Deferred income tax provision (benefit)	(80)	50	19,562
Stock compensation expense	562	357	—
Other	—	144	48
Changes in operating assets and liabilities:
Accounts receivable	(467)	(2,666)	(933)
Other assets	427	(62)	(773)
Accounts payable	928	18	36
Accrued liabilities	(1,776)	682	1,811
Deferred revenues	(61)	(17)	1,602

Net cash provided by (used in) operating activities	(2,602)	(1,729)	1,638

Cash flows from investing activities:
Capital expenditures	(3,355)	(2,307)	(3,064)
Reimbursement of tenant improvements	284	—	—
Purchase of short-term investments	(10,812)	—	—
Proceeds from maturity of short term investments	3,838	—	3,253
Lapse of restrictions on cash	2,056	—	—
Other	—	—	40

Net cash provided by (used in) investing activities	(7,989)	(2,307)	229

Cash flows from financing activities:
Repurchase of common stock	(2,313)	—	(5,378)
Net proceeds from sale of common stock	2,480	844	564

Net cash provided by (used in) financing activities	167	844	(4,814)
Effect of exchange rate changes on cash	641	881	916

Net decrease in cash and cash equivalents	(9,783)	(2,311)	(2,031)
Cash and cash equivalents at beginning of year	35,449	37,760	39,791

Cash and cash equivalents at end of year	$25,666	$35,449	$37,760

Non-cash financing and investing activities:
Reduction of shareholder note in lieu of guaranteed bonus	$261	$356	$296
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

Revenue Recognition
      The Company follows American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” (“SOP 98-9”), with respect to revenue recognition. The Company primarily licenses its software products under perpetual licenses. Revenues are recognized under these arrangements once the following criteria are met: (i) a written purchase order, license agreement or contract has been executed; (ii) software, or software license authorization code in situations where the customer previously received evaluation software, has been delivered to the customer; (iii) license agreements with no significant vendor obligations or customer acceptance rights outstanding have been issued to the customer; (iv) the license fee is fixed and determinable and collection of the fee is probable; and (v) vendor-specific objective evidence exists to allocate the total fee. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately or at the renewal rate for maintenance agreements in subsequent years. In situations where vendor-specific objective evidence does not exist for maintenance, and all other revenue recognition criteria have been met, revenue is recognized ratably over the term of the agreement.
      The Company does not develop new products under contractual arrangements with customers and does not substantially modify its products and their functionality for specific customers. In rare situations when installation is essential to the functionality of the software, revenue is deferred until completion of the installation. Certain of these items may require the application of judgment when evaluating specific business arrangements in a changing environment against the Company’s normal business practices.
      The Company does not provide price protection in customer agreements and generally does not provide conditions of acceptance in sales agreements. If conditions of acceptance exist, the Company defers revenue recognition until customer acceptance has occurred or the acceptance clause lapses. If a right of return is granted on a sales transaction, it is generally for a period of 10 days and related return experience has been nominal. In situations where the Company grants a 10-day right of return period, revenue recognition is not precluded. In the few situations where return rights exceed 10 days, revenue recognition is deferred as appropriate. The Company provides customary software warranties indicating the software will conform to published specifications, does not include viruses, back doors, etc., and does not infringe third-party intellectual property rights. To date, the Company has experienced di minimus warranty claims.
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

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
viability of its customers, including distributors, VARs and OEMs, in determining whether or not revenue recognition is appropriate.
      Service revenues are comprised of maintenance revenues and revenues from training and consulting services. Maintenance revenues represented approximately 83%, 86%, and 88% of total service revenues in 2004, 2003, and 2002, respectively. Customers generally purchase a one to three year maintenance agreement in conjunction with their licensing of the Company’s products, which is renewable, at the customer’s discretion, upon expiration of the original maintenance contract. Maintenance revenues are recognized ratably over the contract term. Training and consulting service revenues are recognized as the training or consulting activities are performed, generally within a few weeks of product installation by the customer. Services, other than maintenance, are of a short-term nature and are not provided under multi-year contracts.
      Deferred revenue is comprised primarily of the unrecognized portion of maintenance revenues and revenues from training and consulting services. The portion of maintenance contract revenues that has not yet been recognized as revenues are reported as deferred revenue in the accompanying consolidated balance sheets. Deferred maintenance which has not been collected is not recognized in the accompanying consolidated balance sheets.
      Alternative accounting methods are not available to the Company to select from, however, certain changes in the Company’s transaction structures could significantly affect its accounting and minor changes could result in the use of subscription accounting, whereby all revenue related to a transaction would be recognized ratably over an extended time.

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

Software Developed for Internal Use
      The Company follows Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) in accounting for certain costs related to the development or purchase of internal-use software. Under SOP 98-1, generally costs, other than those related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project, which are expensed as incurred, are capitalized and amortized over the estimated useful life of the software. There were no costs associated with the development of internal-use software that were capitalized during 2004 or 2003. The Company capitalized approximately $0.8 million in 2002 in costs associated with the development of internal-use software. At December 31, 2004 and 2003, capitalized software development costs, net of amortization, totaled approximately $0.1 million and $0.5 million, respectively, and were included in property and equipment in the accompanying consolidated balance sheets.

Stock Options
      The Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31,

	2004	2003	2002

Net loss as reported	$(5,109)	$(3,809)	$(24,433)
Add: Stock-based employee compensation expense included in reported net loss	562	357	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(5,845)	(6,343)	(7,979)

Pro forma net loss	$(10,392)	$(9,795)	$(32,412)

Loss per common share (basic and diluted):
— As reported	$(0.11)	$(0.08)	$(0.49)
— Pro forma	$(0.22)	$(0.21)	$(0.64)
      The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	Year Ended
	December 31,

	2004	2003	2002

Expected life (in years)	5	5	5
Interest rate	4%	4%	5%
Volatility	102%	100%	106%
Dividend yield	0%	0%	0%

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

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      All short-term investments with an original maturity of 90 days or less are considered cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
      The Company provides an allowance for doubtful accounts when collection is considered doubtful. The Company performs ongoing credit evaluations of its customers, reviews its collection efforts and analyzes its payment experience with specific customers in order to determine whether or not collection is doubtful. A specific bad debt reserve of up to 100 percent of the invoice value is provided for certain problematic customer balances. A general reserve is established for all other accounts based on the age of the invoices. There may be a significant fluctuation in the provision for doubtful accounts to the extent the Company’s evaluation of the economy, facts, circumstances and expectations change. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

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

Foreign Currency Translation
      The Company’s foreign subsidiaries use the local currency as their functional currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The impact of currency fluctuations is recorded as a separate component of comprehensive loss in the accompanying consolidated statement of operations and comprehensive loss.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on its consolidated statements of income and net income per share.

2.	Restructuring Expenses and Asset Impairments
      The Company incurred restructuring costs of $0.7 million in 2004, $2.2 million in 2003, and $3.0 million in 2002. Restructuring costs in 2004 consisted of $0.5 million for employee severance and related costs primarily incurred in the Company’s Latin America operations and a $0.2 million increase in the accrual for carrying costs of abandoned lease space originally established in prior year restructuring plans. Restructuring costs in 2003 consisted of a $1.6 million increase in the accrual for carrying costs of abandoned lease space and a $0.6 million charge related to a 2003 sales and marketing reorganization plan. The $1.6 million increase in the accrual reflected the Company’s decision to (i) cancel its lease on two of the three abandoned floors (the maximum cancelable under the lease agreement), which resulted in a $1.9 million payment to the Company’s landlord in December 2003 and (ii) an assessment of the estimated remaining carrying costs (i.e., estimated future lease expense, less estimated sublease income over the remaining term of the leases) associated with the remaining excess floor in Houston and other excess office space.
      The estimated carrying costs of the remaining abandoned lease space were determined with the assistance of the Company’s leasing agent and were based on an assessment of applicable commercial real estate markets. The principal reason for the change in estimate was the continued deterioration of the sublease

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
market for commercial real estate in Houston, Texas that occurred since the original and subsequent determinations were made. The change in estimates primarily related to: (i) lengthening the time to sublease the abandoned lease space either initially or after the existing sublease expires, (ii) a lowering of the expected sublease rate to reflect the drop in rates (with minimal expected escalation over the remaining lease term), and (iii) an increase in expense for inducements (e.g., rent abatement, tenant improvement allowances, etc.) that potentially would be offered to prospective tenants of the space.
      In December of 2004, the Company approved a plan to eliminate certain positions primarily in its Latin America operations (the “2004 Restructuring Plan”). The cost of this plan totaled approximately $0.5 million and mainly consisted of involuntary employee separation costs.
      The 2004 Restructuring Plan activity for the year ended December 31, 2004 was as follows (in thousands):

	Restructuring	Cash		Remaining Accrual
	Charges	Expenditures	Write-Offs	12/31/2004

Employee severance	$383	$(77)	$—	$306
Other	107	—	(87)	20

	$490	$(77)	$(87)	$326

      The Company approved restructuring plans during 2002 and 2001 designed to improve operating efficiency (the “Reorganization Plans”). The costs of these plans, and subsequent modifications to their original estimates, totaled approximately $11.5 million. The Reorganization Plans were comprised of (i) involuntary separation costs, (ii) closing our Boston development center and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts.
      The remaining accrual for the Reorganization Plans at December 31, 2004 is comprised of the estimated carrying costs for our remaining excess space in Houston, Texas. During 2004, we subleased a portion of our remaining excess lease space. In connection with this sublease, we recorded a $0.2 million adjustment to our remaining excess lease space to reflect an increase in the estimated length of time before it will be subleased. Additional adjustments to this balance could be required in future periods based on the economic outlook of the real estate market in Houston, Texas. The maximum amount by which the actual loss could exceed the current accrual (assuming the remaining abandoned lease space is never sublet) is approximately $1.0 million.
      The Reorganization Plans activity for the year ended December 31, 2004 was as follows (in thousands):

	Remaining
	Accrual	Restructuring Charge	Cash	Remaining Accrual
	12/31/2003	Adjustments	Expenditures	12/31/2004

Lease commitments	$1,991	$258	$(1,132)	$1,117
      Approximately $0.7 million and $0.9 million of the remaining accrual balance for the Restructuring Plans as of December 31, 2004 and 2003, respectively, is included in other long term liabilities in the accompanying consolidated balance sheets.

3.	Investments
      The Company’s short-term investments include commercial paper, corporate bonds, treasury securities and certificates of deposits that have original maturities of more than three months and less than one year.

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
These investments are intended to be held to maturity. Investments considered held to maturity at December 31, 2004 consisted of the following (in thousands):

			Gross	Gross
	Amortized	Market	Unrealized	Unrealized
	Cost	Value	Holding Losses	Holding Gains

Treasury securities	$3,182	$3,180	$(2)	$—
Corporate bonds	2,545	2,542	(3)	—
Certificates of deposit	400	400	—	—
Asset backed securities	847	847	—	—

Total	$6,974	$6,969	$(5)	$—

      There were no short-term investments as of December 31, 2003.

4.	Restricted Cash
      Under terms of the Company’s lease agreement covering its corporate office that was amended in May 2001, the Company was required to post a $4.5 million irrevocable letter of credit to the lessor. The Company posted this letter of credit in July 2001 and placed on deposit with the issuing financial institution $4.5 million to secure the instrument. The letter of credit requirement was reduced to $2.25 million in November 2004 and expires in November 2005. At December 31, 2004 the Company had $2.25 million of restricted cash associated with this lease, which comprises its short-term restricted cash balance at December 31, 2004. At December 31, 2003, the Company had $4.5 million in restricted cash, of which $2.25 million was included in current restricted cash and the remaining $2.25 million was included in investments and other assets in the accompanying consolidated balance sheets.

5.	Property and Equipment
      Property and equipment were comprised of the following (dollars in thousands):

		December 31,
	Estimated
	Useful Lives	2004	2003

Computer equipment and software	3 years	$20,758	$19,549
Office furniture and other equipment	3-10 years	5,100	4,161
Autos	5 years	43	49
Leasehold improvements	Lease terms	5,473	5,061

		31,374	28,820
Less — accumulated depreciation and amortization		(24,710)	(22,256)

		$6,664	$6,564

      Depreciation and amortization expense totaled $2.9 million in 2004, $3.6 million in 2003, and $4.1 million in 2002.

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes
      The components of income (loss) before income taxes are summarized as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

U.S. operations	$(5,868)	$(4,524)	$(5,653)
Foreign	1,032	765	782

Total loss before income taxes	$(4,836)	$(3,759)	$(4,871)

      The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current
U.S. operations
Federal	$—	$—	$—
State	—	—	—
Foreign	353	50	—

Total current	$353	$50	$—
Deferred
U.S. operations
Federal	$—	$—	$19,466
State	—	—	96
Foreign	(80)	—	—

Total deferred	$(80)	$—	$19,562

Total provision for income taxes	$273	$50	$19,562

      The differences between income taxes computed at the federal statutory income tax rate and the provision (benefit) for income taxes follow (in thousands):

	Year Ended December 31,

	2004	2003	2002

Income taxes computed at federal statutory income tax rate	$(1,644)	$(1,278)	$(1,656)
State income taxes, net of federal benefit	(29)	(513)	(112)
Foreign income taxes	(78)	(212)	(203)
Research and development credit	(1,167)	(791)	(275)
Foreign interest and dividends	153	467	—
Valuation allowance	2,270	2,156	21,705
Permanent differences	395	140	103
Other	373	81	—

Total provision for income taxes	$273	$50	$19,562

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred tax assets and liabilities at December 31, 2004 and 2003 are comprised of the following (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Current
Allowance for doubtful accounts	$246	$372
Accrued liabilities	—	544

	246	916
Long term
Net operating loss carryforwards	18,404	18,384
Capitalized research and development costs	7,616	5,539
Difference in basis for equity investment	1,872	1,872
Tax credit carryforwards	5,289	4,122
Differences in basis for long-lived assets	1,379	1,705
Other	1,055	956

	35,615	32,578
Total deferred tax assets	35,861	33,494
Deferred tax liabilities:
Current
Accrued liabilities	(17)	—

Total deferred tax liabilities	(17)	—
Total net deferred tax assets	35,844	33,494
Less: valuation allowance	(35,764)	(33,494)

Total deferred tax assets	$80	$—

      At December 31, 2004, the Company has domestic NOL carryforwards of approximately $52 million, of which $8 million expires in 2012, $43 million expires from 2018 through 2023 and $1 million expires in 2024. The Company also has foreign NOL carryforwards totaling approximately $2 million and tax credit carryforwards of $5 million expiring between 2012 and 2024.
      During 2002, the Company made an assessment of realization of its deferred tax assets and concluded that a full valuation allowance was appropriate, resulting in a charge of $19.6 million. As of December 31, 2004, the Company has a full valuation allowance of $36 million against its deferred tax assets. As in its prior assessments, the Company considered its current and previous performance and other relevant factors in determining the sufficiency of its valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than management’s outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company’s domestic pre-tax accounting losses and a full income tax provision will not be provided on any future domestic pre-tax accounting income. A valuation allowance has not been assessed against foreign deferred tax assets in profitable foreign tax jurisdictions.
      United States income taxes have not been provided on the cumulative undistributed earnings, which totaled approximately $3.4 million at December 31, 2004, of the Company’s foreign subsidiaries as it is the Company’s intention to reinvest such earnings indefinitely.

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Net Loss Per Share
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

	2004	2003	2002

Numerator:
Net loss — numerator for loss per share — basic and diluted	$(5,109)	$(3,809)	$(24,433)
Denominator:
Denominator for basic loss per share — weighted-average shares	47,356	46,714	50,319
Effect of dilutive securities:
Effect of stock options	—	—	—

Total diluted shares	47,356	46,714	50,319

Loss per common share — basic and diluted	$(0.11)	$(0.08)	$(0.49)

      Options to purchase 9.9 million, 9.6 million and 7.5 million shares of common stock for the years ended December 31, 2004, 2003 and 2002, respectively, were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

8.	Shareholders’ Equity

Common Stock
      In May 2001, the Company, under terms of a restricted stock agreement, issued 0.4 million shares of restricted common stock to an executive officer at $1.97 per share in exchange for a full recourse promissory note of approximately $0.8 million. The restricted common stock vests over a four-year period from the date of issuance.

Shareholder Rights Plan
      On September 17, 2001 the Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”). Pursuant to the Rights Plan, the Company distributed Preferred Stock Purchase Rights (“Rights”) as a dividend at the rate of one Right for each share of the Company’s common stock held by stockholders of record as of September 21, 2001 (the “Record Date”). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after Record Date, until the occurrence of certain specified events. The Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company. The Rights are not exercisable until the earlier of (i) ten days following an announcement that a person or group has acquired beneficial ownership of 15 percent of the Company’s common stock or (ii) ten days following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15 percent or more of the Company’s outstanding common stock, subject to certain exceptions (the earlier of such dates being called the (“Distribution Date”). The Rights are initially exercisable for one one-hundredth of a share of the Company’s preferred stock at a price of $11 per share, subject to adjustment. However, if (i) after the Distribution Date the Company is acquired in certain types of transactions, or (ii) any person or group, with certain exceptions, acquires beneficial ownership of 15 percent of the Company’s common stock, then holders of Rights (other than the 15 percent holder) will be

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
entitled to receive upon exercise of the Right, common stock of the Company (or in the case of acquisition of the Company, common stock of the acquirer) having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. The Company may also require the exchange of Rights, at a rate of one share of common stock, for each Right, under certain circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

Share Repurchase Program
      Under terms of a share repurchase program approved by the Board of Directors in 2004, the Company purchased approximately 0.8 million shares of common stock at an average price per share of $2.87 during the year ended December 31, 2004. The Company retired all of the 0.8 million shares of common stock held in treasury as of December 31, 2004.
      Under terms of a share repurchase program approved by the Board of Directors in 2002, the Company purchased approximately 5.7 million shares of common stock during the year ended December 31, 2002, at an average price per share of $0.94. The Company retired these shares in November 2002.

9.	Stock-Based Compensation Plans

Employee Stock-Based Incentive Plans
      Stock-based awards are granted to employees under the Company’s incentive plans (“Employee Plans”). Generally, these awards are stock options, having an exercise price equal to the market price of the Company’s stock on the date of grant, a ten-year term, and a four-year vest. The Company has also awarded restricted stock and in-the-money options under these plans. Summary data on the Employee Plans follow:

	2004	2003	2002

Shares available for issuance (in millions)	4.2	5.7	8.1
Options outstanding (in millions)	9.4	9.2	7.2
Options exercisable (in millions)	4.8	3.9	3.1
Weighted average exercise price per share on options exercisable	$3.25	$3.77	$4.54

Non-Employee Director Option Plan
      Stock-based awards are also made to the Company’s non-employee directors under its Non-Employee Director Plan (“Director Plan”). Stock options granted under the plan have been at exercise prices equal to the market price of the Company’s stock on the date of grant. Options generally vest over three years and have a ten-year term. Summary data on the Director Plan follows:

	2004	2003	2002

Shares available for issuance (in millions)	0.4	—	0.1
Options outstanding (in millions)	0.5	0.4	0.3
Options exercisable (in millions)	0.3	0.2	0.1
Weighted average exercise price per share on options exercisable	$1.46	$1.47	$1.73

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes combined activity under the Employee Plans and the Director Plan for each of the three years ended December 31, 2004 (in thousands, except per share amounts):

			Weighted
			Average
			Price Per
	Options	Price Per Share	Share

Options outstanding, December 31, 2001	8,199	$0.38-$13.81	$5.28
Options granted	3,149	$0.79-$2.37	$1.41
Options lapsed or canceled	(3,698)	$0.41-$13.81	$6.34
Options exercised	(107)	$0.38-$2.07	$0.61

Options outstanding, December 31, 2002	7,543	$0.38-$13.75	$3.20
Options granted	3,478	$1.10-$3.06	$1.34
Options lapsed or canceled	(1,300)	$0.41-$12.38	$4.73
Options exercised	(280)	$0.46-$2.90	$1.39
Reinstated exchange plan options	198	$3.19-$13.13	$10.07

Options outstanding, December 31, 2003	9,639	$0.38-$13.75	$2.54
Options granted	2,855	$2.46-$4.24	$2.87
Options lapsed or canceled	(1,537)	$0.79-$12.38	$2.78
Options exercised	(1,062)	$0.38-$3.19	$1.72

Options outstanding, December 31, 2004	9,895	$0.38-$13.75	$2.68

      The following table summarizes outstanding and exercisable options at various price ranges at December 31, 2004 (options in thousands):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Options	Life in Years	Price	Options	Price

$1.00 and below	571	4.8	$0.81	475	$0.78
$1.01-$1.50	2,883	7.0	$1.17	1,485	$1.21
$1.51-$2.00	1,206	6.2	$1.58	798	$1.61
$2.01-$3.75	3,973	8.1	$2.73	1,209	$2.67
$3.76-$5.00	415	4.4	$4.66	283	$5.00
$5.01-$10.00	707	4.4	$8.90	695	$8.92
Over $10.00	140	4.4	$11.90	138	$11.88

	9,895	6.9	$2.68	5,083	$3.13

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

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Exchange Program
      In July 2003, the Company completed a voluntary exchange program whereby employees could surrender options to purchase the Company’s common stock having an option price of $3.00 or higher in exchange for a lesser number of new options at a price equal to the market price on the date of issuance. The program was initiated in November 2002 and during 2003, extended in a manner that enabled participants who previously surrendered their options with the opportunity to rescind their participation. Under this program, the participants in the program surrendered 0.7 million options (which were cancelled by the Company in 2002) and in July 2003, the Company issued new options to purchase 0.3 million shares of common stock. Additionally, the Company issued annual stock option grants to employees who participated in the exchange program totaling 0.2 million options. For accounting purposes, these options are considered variable and for the years ended December 31, 2004 and 2003, the Company recognized compensation expense of $0.4 million and $0.3 million, respectively, and is included in other long term liabilities in the accompanying consolidated balance sheets. As of December 31, 2004, the Company has deferred compensation expense related to these options of approximately $0.2 million, which will be amortized over the remaining vesting period of the options. Such amounts will increase or decrease dependent upon the value of the Company’s stock until the related option is exercised or expires.
      As part of its annual option awards to employees, the Company also issued options to purchase approximately 0.3 million shares of the Company’s common stock to employees who had exercised their rescission right and opted out of the exchange program referred to above. These options were issued in July 2003 at the same option price for employees who received their annual option award earlier in the year. Since the exercise price of these options was lower than the market price of the Company’s stock at the date of issuance, the Company will recognize compensation expense of approximately $0.3 million over the four year vesting term for these fixed options, of which $0.1 million was recognized in both 2004 and 2003. The accrual for this fixed compensation charge is included in other long term liabilities in the accompanying consolidated balance sheets.

Employee Stock Purchase Plan
      During 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan whereby eligible employees may purchase shares of the Company’s common stock at a price equal to 85 percent of the lower of the closing market price on the first or last trading day of a six-month period. The Board of Directors originally authorized 1.0 million shares for issuance of common stock under this plan. During 2003, the Board of Directors authorized an additional 1.0 million shares for issuance and received shareholder approval during the Company’s 2003 Annual Meeting of Shareholders. Employees purchased 0.3 million, 0.5 million, and 0.5 million shares during 2004, 2003 and 2002, respectively. Aggregate proceeds to the Company totaled $0.7 million, $0.5 million, and $0.5 million in 2004, 2003 and 2002, respectively. At December 31, 2004, 0.4 million shares remain available for issuance under the plan.

Restricted Stock
      The Company issued 0.3 million shares of restricted stock to certain employees during 2004 with a weighted average price per share at the time of issuance of $3.06. The Company has recorded $0.1 million in compensation expense during 2004 in connection with these issuances. As of December 31, 2004, the Company has deferred compensation expense related to these issuances of approximately $0.8 million, which will be amortized over the remaining vesting period of these awards. The deferred compensation balance at December 31, 2004 is included as a contra-equity account in the Company’s consolidated balance sheets.

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Lease Commitments
      The Company conducts its operations in leased facilities under operating leases expiring at various dates through 2011. Total lease expense was approximately $3.6 million in 2004, $3.2 million in 2003, and $4.1 million in 2002.
      The minimum rental commitments under operating leases at December 31, 2004 are: $4.2 million in 2005, $3.9 million in 2006, $3.5 million in 2007, $3.5 million in 2008, $3.6 million in 2009 and $2.4 million in 2010 and beyond. A portion of the Company’s leased facilities under operating leases have been sub-leased. Anticipated cash receipts from these executed sub-lease arrangements are $0.1 million per year from 2005 to 2009 and $0.2 million from 2010 and beyond.
      Under terms of the Company’s lease agreement covering its corporate office, the Company posted an irrevocable letter of credit to the lessor. The letter of credit was $2.25 million at December 31, 2004 and the requirement for the letter of credit expires in November 2005.

Employment Agreements
      Certain of the Company’s executives are covered by employment agreements covering, among other things, base compensation, incentive-bonus determinations and payments in the event of termination or a change in control of the Company.

Legal Matters
      From time to time the Company is a plaintiff or defendant in various lawsuits and claims arising in the normal course of business. There are no such pending or threatened lawsuits or claims whose outcomes, individually or in the aggregate, are likely to have a material adverse effect on the Company, its results of operations, financial condition or cash flows.

11.	Employee Benefit Plans
      Effective January 1, 1995, the Company adopted a 401(k) plan which is available to all full-time employees. Employees contribute to the plan through payroll deductions. The Company matches 50 percent of the participant’s contribution up to a maximum of 6 percent. Additionally, the Company may make a discretionary contribution as determined by the Board of Directors. Total Company contributions were $0.8 million in 2004, $0.7 million in 2003, and $0.3 million in 2002.

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

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s investment policies restrict its investments to low risk, highly liquid securities. The Company also performs periodic evaluations of its investment policies to reduce its investment credit risk.
      Management believes that concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographic regions. No single customer accounted for more than 10 percent of revenue in 2004, 2003, or 2002. The Company performs ongoing credit evaluations of its customers to reduce credit risk.
      Approximately 13 percent, 13 percent, and 11 percent of the Company’s sales were made to customers in foreign countries, primarily to customers in Europe, during 2004, 2003, and 2002, respectively.

14.	Segment Data
      The Company believes that since its inception it has operated in only one reportable segment as defined by SFAS 131. The Company manages its business primarily on an overall products and services basis. The following summarizes the Company’s (i) domestic and foreign revenues, (ii) revenues by significant product line and (iii) domestic and foreign long-lived assets (in millions):
Total Revenues

	Year Ended December 31,

	2004	2003	2002

Domestic	$63.3	$59.4	$59.8
Foreign	9.6	8.3	7.2

Total	$72.9	$67.7	$67.0

Product Revenues

	Year Ended December 31,

	2004	2003	2002

License revenues
bv-Control	$29.4	$29.4	$31.1
bv-Admin	4.8	5.9	6.1
Other	1.6	0.1	—

Total	$35.8	$35.4	$37.2

Maintenance revenues
bv-Control	$26.8	$24.7	$24.2
bv-Admin	3.3	2.9	2.3
bv-Policy	0.6	0.3	0.1
Other	0.2	—	—

Total	$30.9	$27.9	$26.6

Professional service revenues	$6.2	$4.4	$3.2
Total revenues	$72.9	$67.7	$67.0

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-lived assets

	December 31,

	2004	2003

Domestic	$4.7	$5.9
Foreign	2.0	0.7

Total	$6.7	$6.6

15.	Other Income (Expense)
      Other income (expense) for the Company is primarily comprised of income on the Company’s cash, cash equivalents and investments. Other income (expense) in 2002 includes income of $1.3 million for the settlement of a business interruption claim during 2002 related to flooding that occurred in June 2001.

16.	Quarterly Financial Data (Unaudited)
      Quarterly financial information for 2004 and 2003 is summarized as follows (in thousands, except per share amounts):

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

2004:
Revenues	$14,833	$17,879	$17,226	$22,962
Gross profit	12,862	15,779	14,582	20,640
Net income (loss)	(2,768)	(1,491)	(2,586)	1,736
Basic net income (loss) per share	(0.06)	(0.03)	(0.05)	0.04
Diluted net income (loss) per share	(0.06)	(0.03)	(0.05)	0.03

2003:
Revenues	$13,047	$15,315	$15,551	$23,759
Gross profit	11,499	13,515	13,458	21,719
Net income (loss)	(2,701)	(2,143)	(1,146)	2,181
Basic net income (loss) per share	(0.06)	(0.05)	(0.02)	0.05
Diluted net income (loss) per share	(0.06)	(0.05)	(0.02)	0.04

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions-
		Charges
	Balance at	to	Charges	Balance at
	January 1	Expense	Against Reserve	December 31

Accounts receivable — allowance for doubtful accounts
2002	$1,097	$—	$(140)	$1,237
2003	1,237	—	197	1,040
2004	1,040	—	369	671
Deferred tax asset valuation allowance
2002	$12,478	$21,705	$—	$34,183
2003	34,183	—	689	33,494
2004	33,494	2,270	—	35,764

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bindview Development Corporation

/s/ Eric J. Pulaski

Eric J. Pulaski
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Date: March 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Eric J. Pulaski Eric J. Pulaski	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2005

/s/ Edward L. Pierce Edward L. Pierce	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2005

/s/ Kevin P. Cohn Kevin P. Cohn	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 11, 2005

/s/ Peter T. Dameris Peter T. Dameris	Director	March 11, 2005

/s/ Richard A. Hosley II Richard A. Hosley II	Director	March 11, 2005

/s/ Robert D. Repass Robert D. Repass	Director	March 11, 2005

/s/ Armand Shapiro Armand Shapiro	Director	March 11, 2005

      Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.
      Exhibits designated by the symbol † are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to Item 15.
      We undertake to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

Exhibit
Number			Description

2.1		—	Agreement of Merger dated as of January 26, 2000, by and among BindView, Bravo Acquisition Corporation, Entevo Corporation and the Representing Stockholders identified therein (incorporated by reference to Exhibit 2.1 to BindView’s Current Report on form 8-K (File No. 000-24677), dated February 9, 2000)
3.1		—	Amended and Restated Articles of Incorporation of BindView (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of BindView (Reg. No. 333-52883), filed with the Commission on May 15, 1998 (the “Form S-1”))
3.2		—	Bylaws of BindView Development Corporation, as amended May 23, 2002 (Incorporated by reference to Exhibit 3.3 to BindView’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
4.1		—	Article IV of the Amended and Restated Articles of Incorporation of BindView Development Corporation (incorporated by reference to Exhibit 3.1 to the Form S-1)
4.2		—	Section 7 of the Bylaws of BindView Development Corporation (incorporated by reference to BindView’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.3		—	Rights Agreement dated September 17, 2001 between BindView and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to BindView’s Form 8-K filed on September 20, 2001 (the “9/20/2001 8-K”)
4.4		—	Resolution Establishing a Series of Preferred Stock dated September 17, 2001 (incorporated by reference to Exhibit 4.2 to the 9/20/2001 8-K)
4.5		—	Form of Right Certificate (incorporated by reference to Exhibit 4.3 to the 9/20/2001 8-K)
4.6		—	Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4.4 to the 9/20/2001 8-K)
10	.1†	—	Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form S-1)
10	.2†	—	Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form S-1)
10	.3†	—	1997 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-1)
10	.4†	—	Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to BindView’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)
10.5		—	Agreement to Sublease dated June 25, 1998 between BindView and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.8 to BindView’s Form S-1/A filed July 14, 1998)
10.6		—	Lease Agreement dated June 20, 1995 between BindView and School Employees Holding Corp., including all amendments thereto (incorporated by reference to Exhibit 10.7 to the Form S-1)
10	.7†	—	Amended and Restated Employment Agreement, dated June 24, 1999, between BindView and Marc R. Caminetsky (incorporated by reference to BindView’s Quarterly Report On Form 10-Q (File No. 000-24677) for the quarter ended June 30, 1999 (the “6/30/99 10-Q”)
10	.8†	—	Amended and Restated Employment Agreement, dated June 24, 1999, between BindView and Paul J. Cormier (incorporated by reference to Exhibit 10.2 to the 6/30/99 10-Q)
10	.9†	—	Executive Employment Agreement dated October 2, 2000 between BindView and Kevin M. Weiss (Incorporated by reference to Exhibit 10.10 to BindView’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)
10	.10†	—	Employee Agreement dated September 26, 1996 between BindView Development Corporation and David E. Pulaski (incorporated by reference to Exhibit 10.14 to the Form S-1)
10	.11†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Form S-1)

Exhibit
Number			Description

10	.12†	—	Executive Employment Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “6/30/2001 10-Q”)
10	.13†	—	Restricted Stock Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.2 to the 6/30/2001 10-Q)
10	.14†	—	Promissory Note dated May 1, 2001 executed in favor of Bindview by Edward L. Pierce (incorporated by reference to Exhibit 10.3 to the 6/30/2001 10-Q)
10	.15†	—	Change of Control Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.4 to the 6/30/2001 10-Q)
10	.16†	—	Indemnification Agreement dated May 1, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.5 to the 6/30/2001 10-Q)
10	.17†	—	Nonqualified Stock Option Agreement dated May 1, 2001 between BindView and Richard P. Gardner (incorporated by reference to Exhibit 10.6 to the 6/30/2001 10-Q)
10	.18†	—	Nonqualified Stock Option Agreement dated May 1, 2001 between BindView and William D. Miller (incorporated by reference to Exhibit 10.7 to the 6/30/2001 10-Q)
10	.19†	—	Nonqualified Stock Option Agreement dated May 1, 2001 between BindView and Kevin M. Weiss (incorporated by reference to Exhibit 10.8 to the 6/30/2001 10-Q)
10	.20†	—	Executive Employment Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.9 to the 6/30/2001 10-Q)
10	.21†	—	Nonqualified Stock Option Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.10 to the 6/30/2001 10-Q)
10	.22†	—	Change of Control Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.11 to the 6/30/2001 10-Q)
10	.23†	—	Indemnification Agreement dated May 31, 2001 between BindView and Kevin P. Cohn (incorporated by reference to Exhibit 10.12 to the 6/30/2001 10-Q)
10	.24†	—	Indemnification Agreement dated July 18, 2001 between BindView and Gary S. Margolis (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “9/30/2001 10-Q”)
10	.25†	—	Separation Agreement dated August 1, 2001 to be effective July 2, 2001 between BindView and Richard P. Gardner (incorporated by reference to Exhibit 10.2 to the 9/30/2001 10-Q)
10	.26†	—	Separation Agreement dated August 3, 2001 to be effective July 16, 2001 between BindView and Kevin M. Weiss (incorporated by reference to Exhibit 10.3 to the 9/30/2001 10-Q)
10	.27†	—	1998 Non-Employee Director Stock Option Plan, as amended October 26, 2001 and February 21, 2002 (incorporated by reference to Exhibit 10.28 to BindView’s Annual Report on Form 10K for the year ended December 31, 2001 (the “2001 10-K”))
10	.28†	—	Amended and Restated Executive Employment Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.29 to the 2001 10-K)
10.29		—	Lease agreement dated March 30, 2001 between BindView and Sage Plaza One Ltd (incorporated by reference to Exhibit 10.30 to the 2001 10-K)
10	.30†	—	Indemnification Agreement between the Company and Armand S. Shapiro, effective October 26, 2001 (incorporated by reference to Exhibit 10.31 to the 2001 10-K)
10	.31†	—	Promissory Note dated December 31, 2001 executed in favor of Bindview by Edward L. Pierce (incorporated by reference to Exhibit 10.32 to the 2001 10-K)
10	.32†	—	Rescission Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.33 to the 2001 10-K)
10	.33†	—	Restricted Stock Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.34 to the 2001 10-K)
10	.34†	—	Security Agreement dated December 31, 2001 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.35 to the 2001 10-K)

Exhibit
Number			Description

10	.35†	—	Indemnification agreement between the Company and Eric J. Pulaski, executed March 27, 2002 (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “3/31/2002 10-Q”))
10	.36†	—	Indemnification agreement between the Company and Peter L. Bloom, executed March 27, 2002 (incorporated by reference to Exhibit 10.2 to the 3/31/2002 10-Q)
10	.37†	—	Indemnification agreement between the Company and Richard A. Hosley II, executed March 27, 2002 (incorporated by reference to Exhibit 10.2 to the 3/31/2002 10-Q)
10	.38†	—	Indemnification agreement between the Company and Peter T. Dameris, executed August 15, 2002 (incorporated by reference to Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “9/30/2002 10-Q”))
10	.39†	—	Nonqualified Stock Option Agreement, August 15, 2002, between the Company and Peter T. Dameris (incorporated by reference to Exhibit 10.2 to the 9/30/2002 10-Q)
10	.40†	—	1999 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement relating to its 1999 Annual Shareholders’ Meeting, filed with the commission on April 30, 1999)
10.41		—	1999 Employee Stock Purchase Plan, as amended effective January 1, 2001 (incorporated by reference to Exhibit 10.41 to BindView’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)
10.42		—	Second Amendment to Employee Stock Purchase Plan, adopted by the Board of Directors on January 27, 2003, subject to subsequent shareholder approval (incorporated by reference to Exhibit 10.42 to the 2002 10-K)
10.43		—	BindView Development Corporation 2000 Indian Stock Option Plan, as amended through March 30, 2001 (incorporated by reference to Exhibit 10.43 to the 2002 10-K)
10.44		—	BindView Development Corporation 2000 Employee Incentive Plan, as amended through March 30, 2001 (incorporated by reference to Exhibit 10.44 to the 2002 10-K)
10	.45†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and Eric J. Pulaski (incorporated by reference to Exhibit 10.45 to the 2002 10-K)
10	.46†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and David S. Flame (incorporated by reference to Exhibit 10.46 to the 2002 10-K)
10	.47†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and David E. Lloyd (incorporated by reference to Exhibit 10.47 to the 2002 10-K)
10	.48†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and Gary S. Margolis (incorporated by reference to Exhibit 10.48 to the 2002 10-K)
10	.49†	—	Executive Employment Agreement entered into effective December 30, 2002, between the Company and Ronald E. Rosenthal (incorporated by reference to Exhibit 10.49 to the 2002 10-K)
10	.50†	—	Form of Change of Control Agreement entered into effective December 30, 2002, between the Company and, respectively, Eric J. Pulaski, Kevin P. Cohn, Jeffery E. Margolis, Gary E. Margolis, and D.C. Toedt (incorporated by reference to Exhibit 10.50 to the 2002 10-K)
10	.51†	—	Change of Control Agreement entered into effective December 30, 2002, between the Company and David S. Flame (incorporated by reference to Exhibit 10.51 to the 2002 10-K)
10	.52†	—	Change of Control Agreement entered into effective December 30, 2002, between the Company and David E. Lloyd (incorporated by reference to Exhibit 10.52 to the 2002 10-K)
10	.53†	—	Change of Control Agreement entered into effective December 30, 2002, between the Company and Ronald E. Rosenthal (incorporated by reference to Exhibit 10.53 to the 2002 10-K)
10	.54†	—	Form of First Amended and Restated Executive Employment Agreement entered into effective December 30, 2002, between the Company and, respectively, Jeffery E. Margolis and D.C. Toedt (incorporated by reference to Exhibit 10.54 to the 2002 10-K)
10	.55†	—	Form of Executive Employment Agreement entered into effective December 30, 2002, between the Company and, respectively, Scott S. Blake, Shantanu Ghosh, Diana Massaro, and Bruce K. Swope (incorporated by reference to Exhibit 10.55 to the 2002 10-K)

Exhibit
Number			Description

10	.56†	—	Form of Change of Control Agreement entered into effective December 30, 2002, between the Company and, respectively, Scott S. Blake, Shantanu Ghosh, Diana Massaro, and Bruce K. Swope (incorporated by reference to Exhibit 10.56 to the 2002 10-K)
10	.57†	—	Change of Control Agreement between BindView and Shekar Ayyar, entered into October 13, 2004, effective as of July 19, 2004 (incorporated by reference to Exhibit 10.2 to BindView’s Current Report on Form 8-K filed October 20, 2004 which in turn incorporates by reference Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2002)
10	.58†	—	Indemnification Agreement between BindView and Shekar Ayyar, entered into October 13, 2004, effective as of July 19, 2004 (incorporated by referenced to Exhibit 10.3 to BindView’s Current Report on Form 8-K filed October 20, 2004 which in turn incorporates by reference Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
10	.59†	—	Nonqualified Stock Option Agreement between BindView and Shekar Ayyar, entered into October 13, 2004, effective as of July 19, 2004 (incorporated by reference to Exhibit 10.4 to BindView’s Current Report on Form 8-K filed October 20, 2004 which in turn incorporates by reference Exhibit 10.10 to BindView’s Quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10	.60†	—	Restricted Stock Agreement between BindView and Shekar Ayyar, entered into October 13, 2004, effective as of July 19, 2004 (incorporated by reference to Exhibit 10.5 to BindView’s Current Report on Form 8-K filed October 20, 2004)
10	.61†	—	Executive Employment Agreement between BindView and Arshad Matin, executed and effective as of April 13, 2004 (incorporated by reference to Exhibit 10.1 to BindView’s Current Report on Form 8-K filed October 27, 2004 which in turn incorporates by reference Exhibit 10.1 to our Quarterly Report on Form 10-Q filed August 13, 2004)
10	.62†	—	Change of Control Agreement between BindView and Arshad Matin, executed and effective as of April 13, 2004 (incorporated by reference to Exhibit 10.2 to BindView’s Current Report on Form 8-K filed October 27, 2004 which in turn incorporates by reference Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31,2002)
10	.63†	—	Indemnification Agreement between BindView and Arshad Matin, executed and effective as of April 13, 2004 (incorporated by reference to Exhibit 10.3 to BindView’s Current Report on Form 8-K filed October 27, 2004 which in turn incorporates by reference Exhibit 10.1 to BindView’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
10	.64†	—	Nonqualified Stock Option Agreement between BindView and Arshad Matin, effective April 13, 2004 (incorporated by reference to Exhibit 10.4 to BindView’s Current Report on Form 8-K filed October 27, 2004 which in turn incorporates by reference Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10	.65†	—	Separation Agreement between BindView and David S. Flame, effective November 2, 2004 (incorporated by reference to Exhibit 10.1 to BindView’s Current Report on Form 8-K filed November 8, 2004)
10.66		—	Sublease agreement dated September 30, 2004 between BindView and Nationwide Life Insurance Company of America (incorporated by reference to Exhibit 10.1 BindView’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.67†*	—	First Amended and Restated Executive Employment Agreement between BindView and Shekar Ayyar, executed December 24, 2004 and January 7, 2005, to be effective as of July 19, 2004
21	.1*	—	Subsidiaries of the Company
23	.1*	—	Consent of PricewaterhouseCoopers LLP
31	.1*	—	Certification of Eric J. Pulaski, Chairman of the Board and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

Exhibit
Number			Description

31	.2*	—	Certification of Edward L. Pierce, Director, Executive Vice President, and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934
32	.1*	—	Certifications of Eric J. Pulaski, Chairman of the Board and Chief Executive Officer and Edward L. Pierce, Director, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350