Form 10-Q
period 2005-03-31
BINDVIEW DEVELOPMENT CORP
filed 2005-05-06
CIK 1061646

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________TO_________

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

As of May 2, 2005, the Company had 48,063,982 shares of Common Stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	MARCH 31,	DECEMBER 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$34,029	$25,666
Cash – restricted	2,250	2,250
Short-term investments	3,769	6,974
Accounts receivable, net of allowance of $671	6,152	14,657
Other	1,988	1,634

Total current assets	48,188	51,181
Property and equipment, net	5,757	6,664
Other assets	551	709

Total assets	$54,496	$58,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,304	$3,023
Accrued liabilities	4,595	5,307
Accrued compensation	2,230	3,603
Deferred revenue	13,944	11,963

Total current liabilities	23,073	23,896

Deferred revenue	2,332	2,707
Other	1,334	1,824

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued	—	—
Common stock, no par value, 100,000 shares authorized, 48,626 and 47,849 shares issued and outstanding	1	1
Additional paid-in capital	107,791	106,244
Note receivable from shareholder	(65)	(131)
Deferred stock compensation	(918)	(789)
Accumulated deficit	(80,826)	(77,316)
Accumulated other comprehensive income	1,774	2,118

Total shareholders’ equity	27,757	30,127

Total liabilities and shareholders’ equity	$54,496	$58,554

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (Unaudited)
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Revenues:
Licenses	$5,588	$5,912
Services	9,371	8,921

	14,959	14,833

Cost of revenues:
Licenses	178	140
Services	2,049	1,831

	2,227	1,971

Gross profit	12,732	12,862

Operating costs and expenses:
Sales and marketing	9,584	9,180
Research and development	4,593	4,576
General and administrative	2,280	1,898

	16,457	15,654

Operating loss	(3,725)	(2,792)

Other income	241	94

Loss before income taxes	(3,484)	(2,698)
Provision for income taxes	26	70

Net loss	$(3,510)	$(2,768)

Loss per common share – basic and diluted	$(0.07)	$(0.06)

Number of shares used to calculate per share amounts, basic and diluted	47,889	47,329

Reconciliation of net loss to comprehensive loss:
Net loss	$(3,510)	$(2,768)
Unrealized gain (loss) from foreign currency translation	(344)	37

Comprehensive loss	$(3,854)	$(2,731)

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,510)	$(2,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	749	740
Stock compensation expense (benefit)	(192)	56
Changes in operating assets and liabilities:
Accounts receivable	8,450	7,003
Other assets	(181)	112
Accounts payable	(706)	(666)
Accrued liabilities	(2,186)	(3,494)
Deferred revenues	1,611	1,849

Net cash provided by operating activities	4,035	2,832

Cash flows from investing activities:
Capital expenditures	(539)	(194)
Reimbursement of tenant improvements	705	284
Purchases of short-term investments	(745)	—
Proceeds from maturity of investments	3,950	—
Restrictions on cash and other	—	(184)

Net cash provided by (used in) investing activities	3,371	(94)

Cash flows from financing activities:
Proceeds from sale of common stock	1,295	992

Net cash provided by financing activities	1,295	992

Effect of exchange rate changes on cash	(338)	65

Net increase in cash and cash equivalents	8,363	3,795
Cash and cash equivalents at beginning of year	25,666	35,449

Cash and cash equivalents at end of period	$34,029	$39,244

Non-cash financing and investing activities:
Reduction of shareholder note in lieu of guaranteed bonus	$66	$66

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

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004.

2. LOSS PER SHARE

     Options to purchase 9.2 million shares of common stock for the three months ended March 31, 2005 and 2004, were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

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

	THREE MONTHS
	ENDED MARCH 31,
	2005	2004
Net loss as reported	$(3,510)	$(2,768)
Add: Stock-based employee compensation expense (benefit) included in reported net loss	(192)	56
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(984)	(1,232)

Pro forma net loss	$(4,686)	$(3,944)

Loss per common share (basic and diluted):
– As reported	$(0.07)	$(0.06)
– Pro forma	$(0.10)	$(0.08)

4. RESTRUCTURING EXPENSES

     In December 2004, the Company approved a plan to eliminate certain positions primarily in Latin America (the “2004 Restructuring Plan”). The cost of this plan totaled approximately $0.5 million and consisted primarily of involuntary employee separation costs.

     The 2004 Restructuring Plan activity from December 31, 2004 to March 31, 2005 was as follows (in thousands):

	Remaining		Remaining
	Accrual	Cash	Accrual
	12/31/2004	Expenditures	3/31/2005
Employee severance	$306	$(165)	$141
Other	20	(8)	12

	$326	$(173)	$153

     The Company expects all actions under the 2004 Restructuring Plan will be completed by September 2005.

     The Company approved restructuring plans during 2002 and 2001 designed to improve operating efficiency (the “Reorganization Plans”). The costs of these plans, and subsequent modifications to their original estimates, totaled approximately $11.5 million. The Reorganization Plans were comprised of (i) involuntary separation costs, (ii) closing its Boston development center and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts. The remaining accrual for the Reorganization Plans at March 31, 2005 is comprised of the estimated carrying costs for the remaining excess space in Houston, Texas. The estimated carrying costs of the remaining abandoned lease space were determined with the assistance of the Company’s leasing agent and were based on an assessment of applicable commercial real estate markets. Additional adjustments to this balance could be required in future periods based on the economic outlook of the real estate market in Houston, Texas. The Reorganization Plans’ activity for the three months ended March 31, 2005 was as follows (in thousands):

	Remaining		Remaining
	Accrual	Cash	Accrual
	12/31/2004	Expenditures	03/31/2005
Lease commitments	$1,117	$(109)	$1,008

5. INCOME TAXES

     The Company continues to provide a full valuation allowance against its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”. As in its prior assessments, the Company considered current and previous performance and other relevant factors in determining the sufficiency of its valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than management’s outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company’s pre-tax accounting losses.

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-

based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard as published was to be effective for the Company as of July 1, 2005 and would apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards.

     On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005, delaying the required change until January 1, 2006.

     The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS No. 123R will significantly increase compensation expense. The actual impact on future years will be dependent on a number of factors, including our stock price and the level of future grants and awards from our stock plans.

7. SUBSEQUENT EVENTS

     In April 2005, the Company’s Board of Directors approved a stock repurchase program whereby the Company may, at its discretion, spend up to $10.0 million for the repurchase of the Company’s common stock in the open market, subject to SEC guidelines and restrictions set forth in Rule 10b-18.

     In April 2005, the Company acquired certain assets and intellectual property of Brightfly Development Inc. ("BDI") for use in the Company’s development operations. The Company made an initial payment of $0.3 million to BDI at closing and will make additional payments of up to $0.8 million over the next two years if certain conditions are met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in the “Cautionary Statements” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion should be read in conjunction with the Company’s consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

Overview

     See discussion under Item 1, “General” in our Annual Report on Form 10-K for the year ended December 31, 2004 for an overview of our business.

Critical Accounting Policies and Estimates

     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2005 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

     Revenues. Revenues for the current quarter were $15.0 million compared with $14.8 million for the first quarter of 2004. License revenues for the first quarter of 2005 were $5.6 million, or 37.4 percent of total revenues, down from $5.9 million, or 39.6 percent of total revenues, in the first quarter of 2004. The decline in license revenues was primarily due to the reorganization in the sales force in the Americas, which took longer than expected to implement and overall slowness in IT spending during the first quarter. Service revenues for the first quarter of 2005 were $9.4 million, or 62.6 percent of total revenues, up from $8.9 million, or 60.1 percent of total revenues, in the first quarter of 2004. Service revenues for the first quarter of 2005 were comprised of maintenance revenues of $7.9 million and professional service revenues of $1.5 million, up from $7.5 million in maintenance revenues and $1.4 million in professional service revenues in the first quarter of 2004. The increase in service revenues was primarily due to high customer maintenance renewal rates on our growing install base.

     The average sales price for transactions in the first quarter of 2005 was $29 thousand, compared with $27 thousand in the first quarter of 2004. With respect to large transactions generating at least $100 thousand in license revenue, we closed 11 transactions in the first quarter of 2005 having an average sales price of approximately $272 thousand, and 11 transactions in the first quarter of 2004 having an average sales price of $281 thousand.

     During the first quarter of 2005, revenues from our products for Microsoft-based platforms totaled $9.8 million, a slight decrease from 2004. Revenues from these products accounted for approximately 66 percent of total revenues in the first quarter of 2005, down from 68 percent of total revenues for the first quarter of 2004. License revenues for our Microsoft-related products for the first quarter of 2005 were $4.2 million compared with $5.1 million in the first quarter of 2004. Maintenance revenues for our Microsoft-related products in the first quarter of 2005 were $5.6 million compared with $5.0 million in the first quarter of 2004.

     Revenues from our products for Novell-based platforms for the first quarter of 2005 were $1.8 million, or 12 percent of total revenues, compared with $2.5 million in first quarter of 2004, or 17 percent of total revenues. Consistent with the trend seen in past quarters, total revenues from these products were down year-over-year, reflecting both the maturity and our penetration of the Novell market. License revenues for Novell-based platforms for the first quarter of 2005 were $0.1 million compared with $0.6 million in the first quarter of 2004. Maintenance revenues for Novell-based platforms in the first quarter of 2005 were $1.6 million compared with $1.8 million in the first quarter of 2004. While we expect our Novell revenues will continue to decline in the future, we expect the revenue decline will be modest relative to the declines over the past three years and expect the decline will be offset by higher revenues from our products and maintenance for other platforms.

     Sales of our security focused bv-Control product line accounted for approximately 76 percent of our license revenues in the first quarter of 2005 compared with 84 percent in the first quarter of 2004. Sales of our system administration focused bv-Admin product line accounted for approximately 10 percent of our license revenues in the first quarter of 2005 compared with 16 percent in the first quarter of 2004. Sales of our remaining product lines, primarily our new compliance monitoring line, accounted for approximately 14 percent of our license revenues in the first quarter of 2005.

     No customer accounted for more than 10 percent of our revenues during the first quarter of 2005 or 2004. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 19 percent of total revenues in the first quarter of 2005 compared with 10 percent in the first quarter of 2004.

     Gross Profit. Gross profit for the current quarter totaled $12.7 million, down one percent from the first quarter of 2004. Gross margin for the current quarter was 85.1 percent, compared with 86.7 percent in the first quarter of 2004. The decline in gross margin reflected a shift in business mix toward service revenues, which have a lower gross margin than license revenues.

     Gross profit generated from license revenues for the first quarter of 2005 was $5.4 million, compared with $5.8 million for the first quarter of 2004. The gross margin from license revenues for the first quarter of 2005 was 96.8 percent, compared with 97.6 percent for the first quarter of 2004.

     Gross profit from service revenues for the first quarter of 2005 was $7.3 million, compared with $7.1 million for the first quarter of 2004. Gross margin from service revenues for the first quarter of 2005 was 78.1 percent compared with 79.5 percent for the first quarter of 2004. The decline in gross margin reflected higher personnel costs associated with our technical support and professional services units. While we do not track and measure costs of performing services (technical support, professional services) by product platform (i.e., Microsoft, Novell, etc), we do not believe there is a material difference in the gross margin by product line.

     Operating Costs and Expenses. Operating costs and expenses for the first quarter of 2005 totaled $16.5 million, up from $15.7 million for the first quarter of 2004. This increase was due primarily to approximately $0.6 million of severance expenses related to the sales reorganization and recruiting fees incurred in connection with the searches for leadership to head worldwide sales and our alliances program.

     Sales and marketing expenses for the first quarter of 2005 were $9.6 million (64.1 percent of revenues), up from $9.2 million (61.9 percent of revenues) for the first quarter of 2004. As mentioned above, the increase in sales and marketing expenses was primarily due to costs incurred related to the sales reorganization and recruiting fees incurred in connection with two open executive sales positions. We expect future sales and marketing expenses as a percentage of revenues to be lower as a result of anticipated revenue growth and our initiatives to improve operating leverage and sales and marketing effectiveness.

     Research and development expenses for the first quarter of 2005 and 2004 were $4.6 million (30.7 percent of revenues in 2005 and 30.9 percent of revenues in 2004). Throughout 2004, we continued to transfer more development responsibilities for certain products from Houston, Texas to Pune, India and expect to continue leveraging that development center in the future. As a result of these initiatives and anticipated revenue growth, we expect future research and development expenses to decrease as a percentage of revenues.

     General and administrative expenses for the first quarter of 2005 were $2.3 million (15.2 percent of revenues), up from $1.9 million (12.8 percent of revenues) for the first quarter of 2004. The increase in general and administrative expenses is primarily attributable to an increase in personnel and outside professional service fees related to our Sarbanes-Oxley compliance efforts. We expect future general and administrative expenses to decrease as a percentage of revenues due to anticipated revenue growth.

     In December 2004, we approved a plan to eliminate certain positions primarily in Latin America (the “2004 Restructuring Plan”). The cost of this plan totaled approximately $0.5 million and consisted primarily of involuntary employee separation costs. The 2004 Restructuring Plan will result in an estimated reduction in annual operating expenses of approximately $1.2 million.

     The 2004 Restructuring Plan activity from December 31, 2004 to March 31, 2005 was as follows (in thousands):

	Remaining		Remaining
	Accrual	Cash	Accrual
	12/31/2004	Expenditures	3/31/2005
Employee severance	$306	$(165)	$141
Other	20	(8)	12

	$326	$(173)	$153

     We expect all actions under the 2004 Restructuring Plan will be completed by September 2005.

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

     The remaining accrual for the Reorganization Plans at March 31, 2005 is comprised of the estimated carrying costs for our remaining excess space in Houston, Texas. Additional adjustments to this balance could be required in future periods based on the economic outlook of the real estate market in Houston, Texas.

     The Reorganization Plans’ activity for the three months ended March 31, 2005 was as follows (in thousands):

	Remaining		Remaining
	Accrual	Cash	Accrual
	12/31/2004	Expenditures	03/31/2005
Lease commitments	$1,117	$(109)	$1,008

     Provision for Income Taxes. We did not record an income tax provision for our domestic operations in either the first quarter of 2005 or 2004, as we continue to provide a full valuation allowance against our deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, we will not recognize any tax benefit associated with our domestic pre-tax accounting losses. A provision of less than $0.1 million was recorded for taxes related to our foreign operations in both the first quarter of 2005 and 2004.

     Net Loss. Due to the factors described above, net loss for the quarter ended March 31, 2005 was $3.5 million compared with $2.8 million for the quarter ended March 31, 2004.

Liquidity and Capital Resources

     Our capital requirements have principally related to working capital needs, capital expenditures and common stock repurchases. These requirements have been met through a combination of issuances of securities and internally generated funds.

     We had cash, cash equivalents and short-term investments of $37.8 million at March 31, 2005 compared with $32.6 million at December 31, 2004. Our working capital has decreased approximately $2.2 million since December 31, 2004 to $25.1 million at March 31, 2005 primarily due to our current quarter net loss of $3.5 million, partially offset by $1.3 million in proceeds received from the sale of common stock through our stock option and employee stock purchase plans. At March 31, 2005, we had no outstanding debt.

     Cash flows provided by operating activities were $4.0 million in the first quarter of 2005 compared with $2.8 million in the first quarter of 2004. The increase in cash provided by operating activities in 2005 was primarily the result of an increase in cash collections on accounts receivable of $1.1 million over the first quarter of 2004.

     Cash flows provided by (used in) investing activities were $3.4 million in the first quarter of 2005 compared with $(0.1) million in the first quarter of 2004. The increase in cash generated from investing activities was primarily the result of (i) $3.2 million in net proceeds from maturities on short term investments and (ii) a $0.4 million increase in reimbursements for leasehold improvements during the first quarter of 2005. This increase was partially offset by a $0.3 million increase in capital expenditures during the current quarter.

     Cash flows provided by financing activities were $1.3 million in the first quarter of 2005 compared with $1.0 million in the first quarter of 2004. Cash provided by financing activities during the first quarter of 2005 was the result of (i) $1.0 million in cash from the exercise of employee stock options and (ii) $0.3 million in cash from the sale of common stock under our Employee Stock Purchase Plan. Cash provided by financing activities during the first quarter of 2004 was primarily attributable to cash provided by the issuance of common stock under our Employee Stock Purchase Plan.

     We conduct operations in leased facilities under operating leases expiring at various dates through 2011. The contractual obligations under these lease commitments were comprised of the following as of March 31, 2005 (in thousands):

CONTRACTUAL		Remainder of
OBLIGATION	TOTAL	2005	2006 – 2007	2008 – 2009	2010 – 2011
Operating leases	$20,007	$3,150	$7,357	$7,100	$2,400
Sub-leasing arrangements*	(950)	(95)	(305)	(314)	(236)

	$19,057	$3,055	$7,052	$6,786	$2,164

*	We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these executed sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments in the preceding table.

     Our expected principal cash requirements for the remainder of 2005 are: (i) capital expenditures of approximately $2.5 million, primarily for computer and software equipment, (ii) working capital requirements, (iii) net payments on operating leases of approximately $3.1 million, and (iv) stock repurchases of up to $10.0 million. We believe there is sufficient cash on hand to meet these cash requirements, as well as our cash requirements for the foreseeable future.

Stock Repurchase Program

     In April 2005, the Company’s Board of Directors approved a stock repurchase program whereby the Company may, at its discretion, spend up to $10.0 million for the repurchase of the Company’s common stock in the open market, subject to Securities and Exchange Commission guidelines and restrictions set forth in Rule 10b-18.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no known material changes since December 31, 2004. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of March 31, 2005 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report have been made known to them in a timely manner.

     There have been no significant changes made during the fiscal quarter ended March 31, 2005, in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company’s future financial position, revenue and expense projections, business strategy, planned products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in statements set forth under “Cautionary Statements” in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 6. EXHIBITS

(a)	Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit 10.1	Separation Agreement between Bindview and Ronald E. Rosenthal, executed May 5, 2005, to be effective as of April 15, 2005.

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Eric J. Pulaski, Chairman of the Board and Chief Executive Officer and Edward L. Pierce, Director, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINDVIEW DEVELOPMENT CORPORATION

May 6, 2005	By:	/s/ KEVIN P. COHN

Kevin P. Cohn Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit 10.1	Separation Agreement between Bindview and Ronald E. Rosenthal, executed May 5, 2005, to be effective as of April 15, 2005.

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Eric J. Pulaski, Chairman of the Board and Chief Executive Officer and Edward L. Pierce, Director, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002