Form 10-Q
period 2005-06-30
BINDVIEW DEVELOPMENT CORP
filed 2005-08-08
CIK 1061646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________
COMMISSION FILE NUMBER 000-24677
BINDVIEW DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	76-0306721 (I.R.S. Employer Identification No.)

5151 SAN FELIPE, 25th FLOOR, HOUSTON, TX (Address of principal executive offices)	77056 (Zip code)
(713) 561-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
As of August 4, 2005, the Company had 48,337,930 shares of Common Stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands)

	JUNE 30,	DECEMBER 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$28,751	$25,666
Cash — restricted	2,250	2,250
Short-term investments	2,983	6,974
Accounts receivable, net of allowance of $639 and $671	6,153	14,657
Other	1,452	1,634

Total current assets	41,589	51,181
Property and equipment, net	5,987	6,664
Other	579	709

Total assets	$48,155	$58,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,903	$3,023
Accrued liabilities	4,149	5,307
Accrued compensation	2,949	3,603
Deferred revenues	14,571	11,963

Total current liabilities	23,572	23,896

Deferred revenues	1,947	2,707
Other	1,024	1,824

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued
Common stock, no par value, 100,000 shares authorized, 48,136 and 47,849 shares issued and outstanding	1	1
Additional paid-in capital	105,904	106,244
Deferred stock compensation and other	(2,672)	(920)
Accumulated deficit	(82,859)	(77,316)
Accumulated other comprehensive income	1,238	2,118

Total shareholders’ equity	21,612	30,127

Total liabilities and shareholders’ equity	$48,155	$58,554

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (unaudited)
(in thousands, except per share amounts)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2005	2004	2005	2004
Revenues:
Licenses	$7,884	$8,648	$13,472	$14,560
Services	9,315	9,231	18,686	18,152

	17,199	17,879	32,158	32,712

Cost of revenues:
Licenses	176	190	354	330
Services	2,069	1,910	4,118	3,741

	2,245	2,100	4,472	4,071

Gross profit	14,954	15,779	27,686	28,641

Operating costs and expenses:
Sales and marketing	9,404	9,739	18,988	18,919
Research and development	4,601	5,396	9,194	9,972
General and administrative	2,054	2,024	4,334	3,922
Restructuring	1,142	149	1,142	149

	17,201	17,308	33,658	32,962

Operating loss	(2,247)	(1,529)	(5,972)	(4,321)

Other income, net	281	112	522	206

Loss before income taxes	(1,966)	(1,417)	(5,450)	(4,115)
Provision for income taxes	67	74	93	144

Net loss	$(2,033)	$(1,491)	$(5,543)	$(4,259)

Loss per common share — basic and diluted	$(0.04)	$(0.03)	$(0.12)	$(0.09)

Number of shares used to calculate per share amounts, basic and diluted	47,595	47,432	47,745	47,380

Reconciliation of net loss to comprehensive loss:
Net loss	$(2,033)	$(1,491)	$(5,543)	$(4,259)
Unrealized loss from currency translation	(536)	(168)	(880)	(131)

Comprehensive loss	$(2,569)	$(1,659)	$(6,423)	$(4,390)

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,543)	$(4,259)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,399	1,446
Stock compensation expense (benefit)	(236)	181
Changes in operating assets and liabilities:
Accounts receivable	8,408	3,435
Other assets	300	(429)
Accounts payable	(1,091)	(595)
Accrued liabilities	(2,003)	(2,384)
Deferred revenues	1,854	2,844

Net cash provided by operating activities	3,088	239

Cash flows from investing activities:
Capital expenditures	(1,419)	(603)
Reimbursement of tenant improvements	705	284
Purchases of short-term investments	(2,049)	(3,912)
Proceeds from maturity of investments	6,040	—
Restrictions on cash	—	(194)

Net cash provided by (used in) investing activities	3,277	(4,425)

Cash flows from financing activities:
Repurchase of common stock	(4,068)	(1,236)
Net proceeds from sale of common stock	1,619	1,170

Net cash used in financing activities	(2,449)	(66)

Effect of exchange rate changes on cash	(831)	(78)

Net increase (decrease) in cash and cash equivalents	3,085	(4,330)
Cash and cash equivalents at beginning of year	25,666	35,449

Cash and cash equivalents at end of period	$28,751	$31,119

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
     The accompanying consolidated financial statements of BindView Development Corporation, a Texas corporation (the “Company” or “BindView”), included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004.
2. LOSS PER SHARE
     Options to purchase 9.7 million shares of common stock for the three and six months ended June 30, 2005 and 11.0 million shares of common stock for the three and six months ended June 30, 2004 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.
3. STOCK-BASED COMPENSATION
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

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2005	2004	2005	2004
Net loss as reported	$(2,033)	$(1,491)	$(5,543)	$(4,259)
Add: Stock-based employee compensation expense (benefit) included in reported net loss	(44)	125	(236)	181
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,118)	(1,510)	(2,102)	(2,742)

Pro forma net loss	$(3,195)	$(2,876)	$(7,881)	$(6,820)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2005	2004	2005	2004
Loss per common share (basic and diluted):
- As reported	$(0.04)	$(0.03)	$(0.12)	$(0.09)
- Pro forma	$(0.07)	$(0.06)	$(0.17)	$(0.14)
4. RESTRUCTURING EXPENSES
     In May of 2005, the Company approved a plan to make organizational changes primarily in R&D and marketing operations to reduce expenses and improve operational efficiency by shifting more development to the Company’s India facility, flattening the management structure and aligning marketing initiatives with IT security compliance opportunities (the “2005 Restructuring Plan”). The cost of this plan totaled approximately $1.1 million and consisted of involuntary employee separation costs.
     The 2005 Restructuring Plan activity for the three and six months ended June 30, 2005 was as follows (in thousands):

			Remaining
	Restructuring	Cash	Accrual
	Charges	Expenditures	6/30/2005
Employee severance	$1,142	$(588)	$554

     The Company expects all actions under the 2005 Restructuring Plan will be completed by October 2005 with severance payments completed by the end of September 2006.
     In December of 2004, the Company approved a plan to eliminate certain positions primarily in Latin America (the “2004 Restructuring Plan”). The cost of this plan totaled approximately $0.5 million and consisted primarily of involuntary employee separation costs.
     The 2004 Restructuring Plan activity from December 31, 2004 to June 30, 2005 was as follows (in thousands):

	Remaining		Remaining
	Accrual	Cash	Accrual
	12/31/2004	Expenditures	6/30/2005
Employee severance	$306	$(254)	$52
Other	20	(8)	12

	$326	$(262)	$64

     The Company expects all payments under the 2004 Restructuring Plan will be completed by September 2005.
     The Company approved restructuring plans during 2002 and 2001 designed to improve operating efficiency (the “Reorganization Plans”). The costs of these plans, and subsequent modifications to their original estimates, totaled approximately $11.5 million. The Reorganization Plans were comprised of (i) involuntary separation costs, (ii) closing its Boston development center and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts. The remaining accrual for the Reorganization Plans at June 30, 2005 is comprised of the lease costs for the remaining excess space in Houston, Texas. The Reorganization Plans’ activity for the six months ended June 30, 2005 was as follows (in thousands):

	Remaining		Remaining
	Accrual	Cash	Accrual
	12/31/2004	Expenditures	6/30/2005
Lease commitments	$1,117	$(239)	$878

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
6. RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires retrospective application of changes in accounting principle to prior periods’ financial statements, rather than the use of the cumulative effect of a change in accounting principle, unless impracticable. If impracticable to determine the impact on prior periods, then the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment to equity, unless impracticable for all periods presented, in which case prospective treatment should be applied. This statement applies to all voluntary changes in accounting principle, as well as those required by the issuance of new accounting pronouncements if no specific transition guidance is provided. This statement does not change the previously-issued guidance for reporting a change in accounting estimate or correction of an error. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this pronouncement to have a material impact on its financial position and results of operations.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS No. 123R is effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS No. 123R will significantly increase compensation expense. Refer to Note 3 for the pro forma impact of stock based compensation on the current period results of operations. The actual impact on future years will be dependent on a number of factors, including the Company’s stock price and the level of future grants and awards from its stock plans.
7. SHAREHOLDERS’ EQUITY
     In April 2005, the Company’s Board of Directors approved a stock repurchase program whereby the Company may, at its discretion, spend up to $10.0 million for the repurchase of the Company’s common stock in the open market, subject to SEC guidelines and restrictions set forth in Rule 10b-18. The Company expended $4.1 million to purchase approximately 1.3 million shares of common stock during the quarter ended June 30, 2005, at an average price per share of $3.04. The Company retired these repurchased shares in June 2005.
8. ASSET ACQUISITION
     In April 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Brightfly Development Inc. (“BDI”) for the purchase of certain assets and intellectual property of BDI for use in the Company’s development operations. The principals of BDI were employed by the Company contemporaneously with the execution of the Purchase Agreement. The Purchase Agreement required an initial payment of $0.3 million to BDI upon execution which is included within research and development expenses in the Company’s consolidated results of operations for the three and six months ended June 30, 2005. An additional $0.4 million is due once the developed product is available for general licensing (but not later than April 30, 2007) and a final payment of $0.4 million is due on or before April 30, 2007. These additional payments are contingent upon the BDI principals being employed by the Company at the time payment is due.

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
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2005 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Results of Operations
Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004
     Revenues. Revenues for the current quarter were $17.2 million compared with $17.9 million for the second quarter of 2004. License revenues for the second quarter of 2005 were $7.9 million, or 45.8 percent of total revenues, down from $8.6 million, or 48.4 percent of total revenues, in the second quarter of 2004. The $0.7 million decline in license revenues was primarily due to the absence of license transactions greater than $0.5 million during the current quarter. During the second quarter of 2004, we closed three transactions over $0.5 million totaling $1.7 million in license revenues. Service revenues for the second quarter of 2005 were $9.3 million, or 54.2 percent of total revenues, up from $9.2 million, or 51.6 percent of total revenues, in the second quarter of 2004. Service revenues for the second quarter of 2005 were comprised of maintenance revenues of $8.1 million and professional service revenues of $1.2 million, compared with $7.8 million in maintenance revenues and $1.4 million in professional service revenues in the second quarter of 2004. The increase in service revenues was primarily due to high customer maintenance renewal rates on our growing install base. Our professional service revenues decline was due to fewer customers undertaking migration related projects. The average sales price for transactions in the second quarter of 2005 was $29 thousand, compared with $33 thousand in the second quarter of 2004 and $29 thousand in the first quarter of 2005.
     During the second quarter of 2005, revenues from our products for Microsoft-based platforms totaled $11.7 million, a decrease of 5.6 percent over the second quarter of 2004. Revenues from these products accounted for approximately 68 percent of total revenues in the second quarter of 2005, down from 69 percent of total revenues for the second quarter of 2004. License revenues for our Microsoft-related products for the second quarter of 2005 were $5.9 million compared with $7.1 million in the second quarter of 2004. Maintenance revenues for our Microsoft-related products in the second quarter of 2005 were $5.8 million compared with $5.2 million in the second quarter of 2004.
     Revenues from our products for Novell-based platforms for the second quarter of 2005 were $2.2 million, or 13 percent of total revenues, compared with $2.7 million, or 15 percent of total revenues, in second quarter of 2004. Consistent with the trend seen in past quarters, total revenues from these products were down year-over-year, reflecting both the maturity and our penetration of the Novell market. License revenues for Novell-based platforms for the second quarter of 2005 were $0.6 million compared with $0.8 million for the second quarter of 2004. Maintenance revenues for Novell-based platforms in the second quarter of 2005 were $1.6 million compared with $1.9 million in the second quarter of 2004.
     Sales of our security focused bv-Control product line accounted for approximately 89 percent of our license revenue in the second quarter of 2005 compared with 86 percent in the second quarter of 2004. Sales of our system administration focused bv-Admin product line accounted for approximately 6 percent of our license revenue in the second quarter of 2005 compared with 14 percent in the second quarter of 2004. The increase in our bv-Control product line revenues as a percentage of total revenue year-over-year was primarily due to the increased demand in the market for software to assist customers with policy compliance and vulnerability management requirements.
     No customer accounted for more than 10 percent of our revenues during the second quarter of 2005 or 2004. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 13 percent of total revenues in the second quarter of 2005 compared with 11 percent in the second quarter of 2004.
     Gross Profit. Gross profit for the current quarter totaled $15.0 million, down 5 percent from the second quarter of 2004, which was commensurate with the year-over-year decline in license revenues. Gross margin for the current quarter was 86.9 percent, down from 88.3 percent in the second quarter of 2004. The decline in gross margin reflected a shift in business mix toward service revenues, which have a lower gross margin than license revenues.
     Gross profit generated from license revenues for the second quarter of 2005 was $7.7 million, compared with $8.5 million for the second quarter of 2004. The gross margin from license revenues for the second quarter of 2005 and 2004 was 97.8 percent.
     Gross profit from service revenues for the second quarter of 2005 was $7.2 million, compared with $7.3 million for the second quarter of 2004. Gross margin from service revenues for the second quarter of 2005 was 77.8 percent compared with 79.3 percent for the second quarter of 2004. The decline in gross margin reflected higher personnel costs associated with our professional services unit. While we do not track and measure costs of performing services (i.e., technical support, professional services) by product platform (i.e., Microsoft, Novell, etc.), we do not believe there is a material difference in the gross margin by product line.
     Operating Costs and Expenses. Operating costs and expenses for the second quarter of 2005 totaled $17.2 million, compared with $17.3 million for the second quarter of 2004. Operating costs for the second quarter of 2005 included a restructuring charge of approximately $1.1 million and a $0.3 million charge included in research and development costs related to our acquisition of certain assets of Brightfly Development, Inc (“BDI”). Operating costs for the second quarter of 2004 included a restructuring charge of $0.1 million and severance charges of approximately $0.3 million. Excluding these charges, operating costs and expenses were approximately $1.1 million, or 6.4 percent, lower in the second quarter of 2005 primarily due to improvement in operating efficiency since the second quarter of last year.
     Sales and marketing expenses for the second quarter of 2005 were $9.4 million (54.7 percent of revenues), down from $9.7 million (54.5 percent of revenues) for the second quarter of 2004. The decline in sales and marketing expenses was primarily attributable to lower incentive-based compensation due to the decline in revenues quarter over quarter. We expect sales and marketing expenses as a percentage of revenues to be lower in the second half of 2005 as a result of anticipated revenue growth.
     Research and development expenses for the second quarter of 2005 were $4.6 million (26.8 percent of revenues), down from $5.4 million (30.2 percent of revenues) for the second quarter of 2004. The decline in research and development expenses was primarily due to a reduction in personnel costs as a result of our transition of headcount from our domestic operations in Houston, Texas to our subsidiary in Pune, India. Second quarter 2005 results include a $0.3 million charge related to our acquisition of certain assets of BDI. In addition, second quarter of 2004 results included severance costs of approximately $0.3 million related to management changes within R&D.

     In May of 2005, we approved a plan to make organizational changes primarily in R&D and marketing operations to reduce expenses and improve operational efficiency by shifting more development to the our India facility, flattening our management structure and aligning marketing initiatives with IT security compliance opportunities (the “2005 Restructuring Plan”). The cost of this plan totaled approximately $1.1 million and consisted of involuntary employee separation costs.
     The 2005 Restructuring Plan activity for the three and six months ended June 30, 2005 was as follows (in thousands):

			Remaining
	Restructuring	Cash	Accrual
	Charges	Expenditures	6/30/2005
Employee severance	$1,142	$(588)	$554
     We expect all actions under the 2005 Restructuring Plan will be completed by October 2005 with severance payments completed by September 2006. The 2005 Restructuring Plan will result in an estimated reduction in annual operating expenses of approximately $3.7 million.
     In December of 2004, we approved a plan to eliminate certain positions primarily in Latin America (the “2004 Restructuring Plan”). The cost of this plan totaled approximately $0.5 million and consisted primarily of involuntary employee separation costs. The 2004 Restructuring Plan will result in an estimated reduction in annual operating expenses of approximately $1.2 million.
     The 2004 Restructuring Plan activity from December 31, 2004 to June 30, 2005 was as follows (in thousands):

	Remaining		Remaining
	Accrual	Cash	Accrual
	12/31/2004	Expenditures	6/30/2005
Employee severance	$306	$(254)	$52
Other	20	(8)	12

	$326	$(262)	$64

     We expect all payments under the 2004 Restructuring Plan will be completed by September 2005.
     We approved restructuring plans during 2002 and 2001 designed to improve operating efficiency (the “Reorganization Plans”). The costs of these plans, and subsequent modifications to their original estimates, totaled approximately $11.5 million. The Reorganization Plans were comprised of (i) involuntary separation costs, (ii) closing our Boston development center and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts. The Reorganization Plans resulted in an estimated reduction in annual operating expenses of approximately $14.7 million. The remaining accrual for the Reorganization Plans at June 30, 2005 is comprised of the lease costs for the remaining excess space in Houston, Texas. The Reorganization Plans’ activity for the six months ended June 30, 2005 was as follows (in thousands):

	Remaining		Remaining
	Accrual	Cash	Accrual
	12/31/2004	Expenditures	6/30/2005
Lease commitments	$1,117	$(239)	$878
     Provision for Income Taxes. We did not record an income tax provision or benefit for our domestic operations in either the second quarter of 2005 or 2004, as we continue to provide a full valuation allowance against our deferred tax assets in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, we will not recognize any tax benefit associated with our domestic pre-tax accounting losses. A provision of $0.1 million was recorded for taxes related to our foreign operations in both the second quarter of 2005 and 2004.
     Net Loss. Due to the factors described above, net loss for the quarter ended June 30, 2005 was $2.0 million compared with $1.5 million for the quarter ended June 30, 2004.
Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004
     Revenues. Revenues for the first six months of 2005 were $32.2 million compared with $32.7 million for the first six months of 2004. License revenues for the first half of 2005 were $13.5 million, or 41.9 percent of total revenues, down from $14.6 million, or 44.5 percent of total revenues, in the first half of 2004. The $1.1 million decline in license revenues was primarily due to a reduction in license transactions greater than $0.5 million during the six month period ended June 30, 2005 compared with the same period of 2004. During the six months ended June 30, 2004, we closed four transactions greater than $0.5 million totaling $2.3 million in license revenues. During the six months ended June 30, 2005, we closed one license transaction greater than $0.5 million, which accounted for $0.8 million in license revenue. Service revenues for the first half of 2005 were $18.7 million, or 58.1 percent of total revenues, up from $18.2 million, or 55.5 percent of total revenues, in the first half of 2004. Service revenues for the first half of 2005 were comprised of maintenance revenues of $16.1 million and professional service revenues of $2.6 million, compared with $15.3 million in maintenance revenues and $2.9 million in professional service revenues in the first half of 2004. The increase in service revenues was primarily due to high customer maintenance renewal rates on our growing install base. Our professional service revenues decline was due to fewer customers undertaking migration related projects.
     During the first half of 2005, revenues from our products for Microsoft-based platforms totaled $21.5 million, a decrease of 4 percent over the first half of 2004. Revenues from these products accounted for approximately 67 percent of total revenues in the first half of 2005, down from 69 percent of total revenues for the first half of 2004. License revenues for our Microsoft-related products for the first half of 2005 were $10.1 million compared with $12.2 million in the first half of 2004. Maintenance revenues for our Microsoft-related products in the first half of 2005 were $11.4 million compared with $10.2 million in the first half of 2004. We expect revenues from our products and maintenance for Microsoft-based platforms will continue to grow as a percentage of total revenues.
     Revenues from our products for Novell-based platforms for the first half of 2005 were $4.0 million, or 12 percent of total revenues, compared with $5.2 million, or 16 percent of total revenues, in the first half of 2004. Consistent with the trend seen in past quarters, total revenues from these products were down year-over-year, reflecting both the maturity and our penetration of the Novell market. License revenues for Novell-based platforms were $0.8 million in the first half of 2005 and $1.5 million in the first half of 2004. Maintenance revenues for Novell-based platforms in the first half of 2005 were $3.2 million compared with $3.7 million in the first half of 2004.
     Sales of our security focused bv-Control product line accounted for approximately 84 percent of our license revenue in the first half of 2005 compared with 85 percent in the first half of 2004. Sales of our system administration focused bv-Admin product line accounted for approximately 8 percent of our license revenue in the first half of 2005 compared with 15 percent in the first half of 2004.
     No customer accounted for more than 10 percent of our revenues during the first half of 2005 or 2004. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 16 percent of total revenues in the first half of 2005 compared with 11 percent of total revenues in the first half of 2004.
     Gross Profit. Gross profit for the first half of 2005 totaled $27.7 million, down 3 percent from the first half of 2004, which was commensurate with the year-over-year decline in license revenues. Gross margin for the first half of 2005 was 86.1 percent, down from 87.6 percent in the first half of 2004. The decline in gross margin reflected a shift in business mix toward service revenues, which have a lower gross margin than license revenues.

     Gross profit generated from license revenues for the first half of 2005 was $13.1 million, compared with $14.2 million for the first half of 2004. The gross margin from license revenues for the first half of 2005 was 97.4 percent, compared with 97.7 percent for the first half of 2004.
     Gross profit from service revenues for the first half of 2005 was $14.6 million, compared with $14.4 million for the first half of 2004. Gross margin from service revenues for the first half of 2005 was 78.0 percent compared with 79.4 percent for the first half of 2004. The decline in gross margin reflected higher personnel costs associated with our professional services unit. While we do not track and measure costs of performing services (technical support, professional services) by product platform (i.e., Microsoft, Novell, etc.), we do not believe there is a material difference in the gross margin by product line.
     Operating Costs and Expenses. Operating costs and expenses for the first half of 2005 totaled $33.7 million, up from $33.0 million for the first half of 2004. Operating costs for first half of 2005 included (i) a restructuring charge of approximately $1.1 million, (ii) $0.6 million of severance expenses related to our sales reorganization and recruiting fees incurred in connection with our searches for leadership to head worldwide sales and our alliances program, and (iii) a $0.3 million charge included in research and development costs related to our acquisition of certain assets of BDI. Operating costs for the first half of 2004 included a restructuring charge of $0.1 million and severance charges of approximately $0.3 million. Excluding these charges, operating costs and expenses were approximately $0.9 million, or 2.7 percent, lower in the first half of 2005 primarily due to improvement in operating efficiency since the second quarter of last year.
     Sales and marketing expenses for the first half of 2005 were $19.0 million (59.0 percent of revenues), up from $18.9 million (57.8 percent of revenues) for the first half of 2004. The increase in sales and marketing expenses as a percentage of revenues was primarily attributable to the $0.6 million in costs incurred related to our sales reorganization and recruiting fees incurred in connection with two open executive sales positions. We expect sales and marketing expenses as a percentage of revenues to be lower for the remainder of 2005 as a result of anticipated revenue growth.
     Research and development expenses for the first half of 2005 were $9.2 million (28.6 percent of revenues), down from $10.0 million (30.5 percent of revenues) for the first half of 2004. The decline in research and development expenses was primarily due to a reduction in personnel costs as a result of our transition of headcount from our domestic operations in Houston, Texas to our subsidiary in Pune, India. First half 2005 results include a $0.3 million charge related to our acquisition of certain assets of BDI. In addition, first half 2004 results included severance costs of approximately $0.3 million related to management changes within R&D.
     General and administrative expenses were $4.3 million in the first half of 2005 (13.5 percent of revenues), up from $3.9 million (12.0 percent of revenues) for the first half of 2004. The increase in general and administrative expenses is primarily attributable to an increase in personnel and outside professional services fees related to our Sarbanes-Oxley compliance efforts. We expect future general and administrative expenses to decrease as a percentage of revenues as a result of our restructuring initiatives to date to improve operating efficiencies, as well as anticipated revenue growth.
     Restructuring costs were $1.1 million for the first half of 2005 and $0.1 million for the first half of 2004 (See detailed discussion of these costs above).
     Provision for Income Taxes. We did not record an income tax provision for our domestic operations in either the first half of 2005 or 2004, as we continue to provide a full valuation allowance against our deferred tax assets in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, we will not recognize any tax benefit associated with our domestic pre-tax accounting losses. A provision of $0.1 million was recorded for taxes related to our foreign operations during the first half of both 2005 and 2004.

     Net Loss. Due to the factors described above, net loss for the first half of 2005 was $5.5 million compared with $4.3 million for the first half of 2004.
LIQUIDITY AND CAPITAL RESOURCES
     Our capital requirements have principally related to working capital needs, capital expenditures and common stock repurchases. These requirements have been met through a combination of issuances of securities and internally generated funds.
     We had cash, cash equivalents and short-term investments of $31.7 million at June 30, 2005 compared with $32.6 million at December 31, 2004. Our working capital has decreased approximately $9.3 million since December 31, 2004 to $18.0 million at June 30, 2005 primarily due to (i) our first half 2005 loss of $5.5 million, (ii) $4.1 million used for common stock repurchases and (iii) capital expenditures of $1.4 million. This decrease was partially offset by $1.6 million in proceeds received from the sale of common stock through our stock option plans and Employee Stock Purchase Plan (“ESPP”). At June 30, 2005, we had no outstanding debt.
     Cash flows provided by operating activities were $3.1 million in the first six months of 2005 compared with $0.2 million in the first six months of 2004. The increase in cash provided by operating activities in 2005 was primarily due to an increase in cash collections on accounts receivables of approximately $3.4 million over the first half of 2004.
     Cash flows provided by (used in) investing activities were $3.3 million in the first six months of 2005 compared with $(4.4) million in the first six months of 2004. The increase in cash provided by investing activities was primarily the result of an increase in cash generated from short-term investments. Short-term investments of $3.9 million were purchased during the first half of 2004. During 2005, the Company received $4.0 million in net maturities on short-term investments. Capital expenditures were $1.4 million in the first six months of 2005 compared with $0.6 million for the first six months of 2004.
     Cash flows used in financing activities were $2.4 million in the first six months of 2005 compared with $0.1 million in the first six months of 2004. During the first six months of 2005, we generated proceeds of approximately $1.6 million from the issuance of common stock through our ESPP and employee stock option exercises. We also used $4.1 million in cash to repurchase 1.3 million shares of our common stock during the first six months of 2005. During the first six months of 2004, we generated proceeds of approximately $1.2 million from the issuance of common stock through our ESPP and employee stock option exercises. We also used $1.2 million in cash to repurchase 0.4 million shares of our common stock during the first six months of 2004.
     We conduct operations in leased facilities under operating leases expiring at various dates through 2015. The contractual obligations under these lease commitments were comprised of the following as of June 30, 2005 (in thousands):

CONTRACTUAL		Remainder of
OBLIGATION	TOTAL	2005	2006 - 2008	2009 - 2011	2012 - 2015
Operating leases	$20,305	$2,090	$11,260	$6,440	$515
Sub-leasing arrangements*	(1,757)	(69)	(916)	(772)	—

	$18,548	$2,021	$10,344	$5,668	$515

* We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these executed sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments in the preceding table.
     Our expected principal cash requirements for the remainder of 2005 are: (i) capital expenditures between $1.4 and $1.6 million, primarily for computer and software equipment and upgrading our customer relationship management system, (ii) working capital requirements, (iii) net payments on operating leases of approximately $2.0 million, and (iv) stock repurchases of up to $5.9 million. We believe there is sufficient cash on hand to meet these cash requirements, as well as our cash requirements for the foreseeable future.
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
     Some examples of specific companies with whom we compete in particular markets or submarkets are: Altiris, Inc.; BearingPoint, Inc.; Computer Associates International, Inc.; ConfigureSoft, Inc.; CSI International; Ecora Corporation; eEye Digital Security; e-Security Inc.; Foundstone, Inc. (a division of McAfee, Inc.); Hewlett-Packard Company; Intel Corporation; IBM Corporation; Intrusion.Com; ISS Group, Inc.; McAfee, Inc.; Microsoft Corporation; NetIQ Corporation; PoliVec, Inc.; Quest Software; Symantec Inc.; and Tally Systems Corporation.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes since December 31, 2004. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
ITEM 4. CONTROLS AND PROCEDURES
     The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2005 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report have been made known to them in a timely manner.
     There have been no significant changes made during the fiscal quarter ended June 30, 2005 in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of
			Shares Purchased as	Maximum Dollar
			part of Publicly	Value that can Still
	Total Number of	Average Price Paid	Announced Plans or	be Spent Under the
Period	Shares Purchased	per Share	Programs	Program
April 1, 2005 to April 30, 2005	571,025	$2.97	571,025	$8,302,494
May 1, 2005 to May 31, 2005	767,650	$3.09	767,650	$5,932,368
June 1, 2005 to June 30, 2005	—	—	—	$5,932,368

Total	1,338,675	$3.04	1,338,675

     On April 5, 2005, the Company’s Board of Directors approved a stock repurchase program whereby the Company may, at its discretion, spend up to $10.0 million for the repurchase of the Company’s common stock in the open market, subject to SEC guidelines and restrictions set forth in Rule 10b-18.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At an annual meeting of stockholders on May 26, 2005, the stockholders took the following actions, described in more detail in the definitive proxy statement filed April 29, 2005, by votes as indicated below:

MATTER	FOR	AGAINST	ABSTAIN / WITHHELD	BROKER NON-VOTES
Reelection of Richard A. Hosley II to Board of Directors	44,007,709	0	2,426,537	0

Reelection of Robert D. Repass to Board of Directors	43,882,357	0	2,551,889	0
Continuing in their terms of office as directors after the meeting were Eric J. Pulaski, Edward L. Pierce, Peter T. Dameris, and Armand S. Shapiro.
ITEM 6. EXHIBITS
(a) Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit 10.1	Form of Second Amended and Restated Executive Employment Agreement dated June 15, 2005 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.45 to BindView’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)

Exhibit 10.2	Form of First Amended and Restated Change of Control Agreement dated June 15, 2005 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.50 to the 2002 10-K)

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Eric J. Pulaski, Chief Executive Officer and Edward L. Pierce, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINDVIEW DEVELOPMENT CORPORATION
August 8, 2005	By:	/s/ KEVIN P. COHN
Kevin P. Cohn
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description
Exhibit 10.1	Form of Second Amended and Restated Executive Employment Agreement dated June 15, 2005 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.45 to BindView’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)

Exhibit 10.2	Form of First Amended and Restated Change of Control Agreement dated June 15, 2005 between BindView and Edward L. Pierce (incorporated by reference to Exhibit 10.50 to the 2002 10-K)

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Eric J. Pulaski, Chief Executive Officer and Edward L. Pierce, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002