Form 10-Q
period 2005-09-30
BINDVIEW DEVELOPMENT CORP
filed 2005-11-04
CIK 1061646

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________
COMMISSION FILE NUMBER 000-24677
BINDVIEW DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	76-0306721
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5151 SAN FELIPE, 25th FLOOR, HOUSTON, TX	77056
(Address of principal executive offices)	(Zip code)
(713) 561-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2005, the Company had 48,742,173 shares of Common Stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$25,300	$25,666
Cash – restricted	2,250	2,250
Short-term investments	3,315	6,974
Accounts receivable, net of allowance of $639 and $671	8,655	14,657
Other	2,263	1,634

Total current assets	41,783	51,181
Property and equipment, net	6,279	6,664
Other	577	709

Total assets	$48,639	$58,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,323	$3,023
Accrued liabilities	3,784	5,307
Accrued compensation	3,526	3,603
Deferred revenues	13,405	11,963

Total current liabilities	23,038	23,896

Deferred revenues	1,864	2,707
Other	1,141	1,824

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued	—	—
Common stock, no par value, 100,000 shares authorized, 48,666 and 47,849 shares issued and outstanding	1	1
Additional paid-in capital	106,827	106,244
Accumulated deficit	(82,919)	(77,316)
Deferred stock compensation and other	(2,507)	(920)
Accumulated other comprehensive income	1,194	2,118

Total shareholders’ equity	22,596	30,127

Total liabilities and shareholders’ equity	$48,639	$58,554

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (Unaudited)
(in thousands, except per share amounts)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Revenues:
Licenses	$8,479	$7,849	$21,950	$22,409
Services	9,173	9,377	27,860	27,529

	17,652	17,226	49,810	49,938

Cost of revenues:
Licenses	219	393	573	723
Services	1,689	2,251	5,807	5,992

	1,908	2,644	6,380	6,715

Gross profit	15,744	14,582	43,430	43,223

Operating costs and expenses:
Sales and marketing	9,670	9,621	28,658	28,540
Research and development	4,294	5,647	13,488	15,619
General and administrative	2,131	1,922	6,465	5,844
Restructuring	(433)	—	709	149
Merger	383	—	383	—

	16,045	17,190	49,703	50,152

Operating loss	(301)	(2,608)	(6,273)	(6,929)

Other income, net	310	151	832	357

Income (loss) before income taxes	9	(2,457)	(5,441)	(6,572)
Provision for income taxes	69	129	162	273

Net loss	$(60)	$(2,586)	$(5,603)	$(6,845)

Loss per common share – basic and diluted	$(0.00)	$(0.05)	$(0.12)	$(0.14)

Number of shares used to calculate per share amounts, basic and diluted	47,486	47,274	47,660	47,345

Reconciliation of net loss to comprehensive loss:
Net loss	$(60)	$(2,586)	$(5,603)	$(6,845)
Unrealized gain (loss) from currency translation	(44)	58	(924)	(72)

Comprehensive loss	$(104)	$(2,528)	$(6,527)	$(6,917)

See notes to unaudited consolidated financial statements.

BINDVIEW DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,603)	$(6,845)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,085	2,146
Stock compensation expense	133	189
Changes in operating assets and liabilities:
Accounts receivable	5,928	5,435
Other assets	(462)	(321)
Accounts payable	(667)	(382)
Accrued liabilities	(1,836)	(2,160)
Deferred revenues	603	(96)

Net cash provided by (used in) operating activities	181	(2,034)

Cash flows from investing activities:
Capital expenditures	(2,457)	(2,429)
Reimbursement of tenant improvements	705	284
Purchases of short term investments	(3,496)	(9,166)
Proceeds from maturity of investments	7,155	625
Restrictions on cash	—	(194)

Net cash provided by (used in) investing activities	1,907	(10,880)

Cash flows from financing activities:
Repurchase of common stock	(4,068)	(2,313)
Net proceeds from sale of common stock	2,509	2,060

Net cash used in financing activities	(1,559)	(253)

Effect of exchange rate changes on cash	(895)	(32)

Net decrease in cash and cash equivalents	(366)	(13,199)
Cash and cash equivalents at beginning of year	25,666	35,449

Cash and cash equivalents at end of period	$25,300	$22,250

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
2. LOSS PER SHARE
     Options to purchase 9.3 million shares of common stock for the three and nine months ended September 30, 2005 and options to purchase 10.5 million shares of common stock for the three and nine months ended September 30, 2004 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.
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

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net loss as reported	$(60)	$(2,586)	$(5,603)	$(6,845)
Add: Stock-based employee compensation expense included in reported net loss	369	7	133	189
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,294)	(1,549)	(3,231)	(4,291)

Pro forma net loss	$(985)	$(4,128)	$(8,701)	$(10,947)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Loss per common share (basic and diluted):
– As reported	$(0.00)	$(0.05)	$(0.12)	$(0.14)
– Pro forma	$(0.02)	$(0.09)	$(0.18)	$(0.23)
4. RESTRUCTURING EXPENSES
     In May 2005, the Company approved a plan to make organizational changes primarily in R&D and marketing operations to reduce expenses and improve operational efficiency by shifting more development to the Company’s India facility, flattening the management structure and aligning marketing initiatives with IT security compliance opportunities (the “2005 Restructuring Plan”). The cost of this plan totaled approximately $1.1 million and consisted of involuntary employee separation costs. During September 2005, the Company decided to continue the employment of two executives that were initially included in the restructuring plan accrual as these executives were determined to be critical to the Company’s on-going corporate development initiatives and accordingly reversed the charge recorded for these executives. This adjustment was recorded in the restructuring line item of the consolidated statements of operations and comprehensive loss.
     The 2005 Restructuring Plan activity for the nine months ended September 30, 2005 was as follows (in thousands):

				Remaining
	Restructuring	Cash		Accrual
	Charges	Expenditures	Adjustments	9/30/2005
Employee severance	$1,142	$(631)	$(413)	$98
     The Company expects all payments under the 2005 Restructuring Plan will be completed by the end of April 2006.
     In December 2004, the Company approved a plan to eliminate certain positions primarily in Latin America (the “2004 Restructuring Plan”). The cost of this plan totaled approximately $0.5 million and consisted primarily of involuntary employee separation costs.
     The 2004 Restructuring Plan activity from December 31, 2004 to September 30, 2005 was as follows (in thousands):

	Remaining			Remaining
	Accrual	Cash		Accrual
	12/31/2004	Expenditures	Adjustments	9/30/2005
Employee severance	$306	$(298)	$(8)	$—
Other	20	(8)	(12)	—

	$326	$(306)	$(20)	$—

     All payments under the 2004 Restructuring Plan were completed by September 2005. Accordingly, the remaining restructuring charge accrual was reversed during the quarter ended September 30, 2005. This adjustment was recorded within the restructuring charge line item of the consolidated statements of operations and comprehensive loss.
     The Company approved restructuring plans during 2002 and 2001 designed to improve operating efficiency (the “Reorganization Plans”). The costs of these plans, and subsequent modifications to their original estimates, totaled approximately $11.5 million. The Reorganization Plans were comprised of (i) involuntary separation costs, (ii) closing its Boston development center and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts. The remaining accrual for the Reorganization Plans at September 30, 2005 is comprised of the lease costs for the remaining excess space in Houston, Texas. The Reorganization Plans’ activity for the nine months ended September 30, 2005 was as follows (in thousands):

	Remaining		Remaining
	Accrual	Cash	Accrual
	12/31/2004	Expenditures	9/30/2005
Lease commitments	$1,117	$(301)	$816
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
7. SHAREHOLDERS’ EQUITY
     In April 2005, the Company’s Board of Directors approved a stock repurchase program whereby the Company may, at its discretion, spend up to $10.0 million for the repurchase of the Company’s common stock in the open market, subject to SEC guidelines and restrictions set forth in Rule 10b-18. The Company expended $4.1 million to purchase approximately 1.3 million shares of common stock during the quarter ended June 30, 2005, at an average price per share of $3.04. The Company retired these repurchased shares in June 2005. There were no stock repurchases made during the quarter ended September 30, 2005.
8. ASSET ACQUISITION
     In April 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Brightfly Development Inc. (“BDI”) for the purchase of certain assets and intellectual property of BDI for use in the Company’s development operations. The principals of BDI were employed by the Company contemporaneously with the execution of the Purchase Agreement. The Purchase Agreement required an initial payment of $0.3 million to BDI upon execution, which is included within research and development expenses in the Company’s consolidated results of operations for the nine months ended September 30, 2005. An additional payment of $0.8 million is contingent upon the development of a specific product and the BDI principals being employed by the Company at the time payment is due. If both criteria are not met, then no payment is due.
9. AGREEMENT AND PLAN OF MERGER
     In October 2005, the Company agreed to be acquired by Symantec Corporation (“Symantec”) for approximately $209 million, subject to shareholder and regulatory approvals (the “Merger”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, the Company is to be merged into a wholly-owned subsidiary of Symantec at which time each outstanding share of the Company’s common stock, except for shares held by dissenting shareholders, will be converted into the right to receive a cash amount of $4.00. Additionally, at the effective time of the Merger, each outstanding option (whether vested or unvested) to purchase the Company’s common stock will be converted into the right to receive a cash amount equal to the positive difference between $4.00 per share and the applicable exercise price. Consummation of the Merger is subject to customary conditions, including the approval of the Merger Agreement by the required vote of the Company’s shareholders, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company has expensed approximately $0.4 million in merger related costs that were incurred through September 30, 2005.

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
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2005 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Results of Operations
Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004
     Revenues. Revenues for the current quarter were $17.7 million compared with $17.2 million for the third quarter of 2004. License revenues for the third quarter of 2005 were $8.5 million, or 48.0 percent of total revenues, up from $7.8 million, or 45.6 percent of total revenues, in the third quarter of 2004. The $0.7 million increase in license revenues was primarily due to an increase in revenues from license transactions greater than $0.5 million during the current quarter. During the current quarter, we closed two license transactions over $0.5 million totaling $1.7 million in license revenues compared with one license transaction over $0.5 million totaling $0.6 million in license revenues in the third quarter of 2004. Service revenues for the third quarter of 2005 were $9.2 million, or 52.0 percent of total revenues, down from $9.4 million, or 54.4 percent of total revenues, in the third quarter of 2004. Service revenues for the third quarter of 2005 were comprised of maintenance revenues of $8.2 million and professional service revenues of $1.0 million, compared with $7.7 million in maintenance revenues and $1.7 million in professional service revenues in the third quarter of 2004. The increase in maintenance revenues was primarily due to high customer maintenance renewal rates on our growing install base. Our professional service revenues decline was due to fewer customers undertaking migration related projects. The average sales price for transactions in the third quarter of 2005 was $31 thousand, compared with $29 thousand in the third quarter of 2004.
     During the third quarter of 2005, revenues from our products for Microsoft-based platforms totaled $12.0 million, an increase of 9 percent over the third quarter of 2004. Revenues from these products accounted for approximately 68 percent of total revenues in the current quarter, up from 65 percent of total revenues for the same quarter in the prior year. License revenues for our Microsoft-related products for the third quarter of 2005 were $6.2 million compared with $5.8 million in the third quarter of 2004. Maintenance revenues for our Microsoft-related products in the third quarter of 2005 were $5.8 million compared with $5.3 million in the third quarter of 2004. We expect revenues from our products and maintenance for Microsoft-based platforms will continue to grow as a percentage of total revenues.
     Revenues from our products for Novell-based platforms for the current quarter were $2.2 million, or 12 percent of total revenues, compared with $2.6 million, or 15 percent of total revenues, in the third quarter of 2004. Consistent with the trend seen in past quarters, total revenues from these products were down year-over-year, reflecting both the maturity and our penetration of the Novell market. License revenues for Novell-based platforms were $0.7 million in the third quarter of 2005 compared with $0.8 million in the third quarter of 2004. Maintenance revenues for Novell-based platforms in the third quarter of 2005 were $1.5 million compared with $1.7 million in the third quarter of 2004.
     Sales of our security focused bv-Control product line accounted for approximately 82 percent of our license revenue in the current quarter, down slightly from 83 percent in the third quarter of 2004. Sales of our system administration focused bv-Admin product line accounted for approximately 10 percent of our license revenue in the third quarter of 2005 compared with 13 percent in the third quarter of 2004. Sales of our remaining product lines, primarily our compliance monitoring line, accounted for approximately 8 percent of our license revenues in the third quarter of 2005 compared with 4 percent in the third quarter of 2004.
     No customer accounted for more than 10 percent of our revenues in the third quarter of 2005 or 2004. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 11 percent of total revenues in the current quarter up from 10 percent of total revenues in the third quarter of 2004.
     Gross Profit. Gross profit for the current quarter totaled $15.7 million, which was up from $14.6 million in the third quarter of 2004. Gross margin for the current quarter was 89.2 percent, up from 84.7 percent in the third quarter of 2004. The increase in gross profit and gross margin was primarily due to the increase in license revenue noted above coupled with improved gross margins in our professional services related projects.
     Gross profit generated from license revenues for the third quarter of 2005 was $8.3 million, compared with $7.5 million for the third quarter of 2004. The gross margin from license revenues for the third quarter of 2005 was 97.4 percent, compared with 95.0 percent for the third quarter of 2004. The increase in gross margin was primarily due to a reduction in royalty expenses of $0.2 million over the third quarter of 2004.
     Gross profit from service revenues for the third quarter of 2005 was $7.5 million, compared with $7.1 million for the third quarter of 2004. Gross margin from service revenues for the third quarter of 2005 was 81.6 percent compared with 76.0 percent for the third quarter of 2004. The increase in service revenues gross margin was due to higher utilization rates of internal consultants which minimized the reliance upon subcontracting of external third-party consultants to fulfill engagements. While we do not track and measure costs of performing services (i.e., technical support, professional services) by product platform (i.e., Microsoft, Novell, etc.), we do not believe there is a material difference in the gross margin by product line.
Operating Costs and Expenses. Operating costs and expenses for the current quarter totaled $16.0 million, down from $17.2 million for the third quarter of 2004. Operating costs and expenses for the third quarter of 2005 include $0.4 million in merger costs related to our pending acquisition by Symantec Corporation and a benefit of $0.4 million for an adjustment to our restructuring charge initially recorded in the second quarter of 2005. Operating costs and expenses for the third quarter of 2004 include $1.0 million for the production of video-based training materials and $0.4 million in severance costs. Excluding these amounts in both periods, operating costs and expenses increased $0.2 million.
     Sales and marketing expenses for the current quarter were $9.7 million (54.8 percent of revenues), up from $9.6 million (55.9 percent of revenues) for the third quarter of 2004. We expect sales and marketing expenses as a percentage of revenues to be lower in the fourth quarter of 2005 as a result of anticipated revenue growth.
     Research and development expenses for the current quarter were $4.3 million (24.3 percent of revenues), down from $5.6 million (32.8 percent of revenues) for the third quarter of 2004. Research and development expenses during the third quarter of 2004 included (i) $1.0 million in costs related to the production of video-based training material necessary to augment our existing capabilities and (ii) $0.2 million in severances costs for the elimination of positions in our R&D group. Excluding these charges during the third quarter of 2004, research and development expenses were relatively flat quarter over quarter.
     General and administrative expenses for the current quarter were $2.1 million (12.1 percent of revenues) up slightly from $1.9 million (11.2 percent of revenues) for the third quarter of 2004. General and administrative costs during the third quarter of 2004 include a benefit of $0.3 million related to a reduction in our sales tax reserves initially established in 2001. Excluding these charges in both periods, general and administrative expenses were relatively flat quarter over quarter.
     In May 2005, we approved a plan to make organizational changes primarily in R&D and marketing operations to reduce expenses and improve operational efficiency by shifting more development to our India facility, flattening the management structure and aligning marketing initiatives with IT security compliance opportunities (the “2005 Restructuring Plan”). The cost of this plan totaled approximately $1.1 million and consisted of involuntary employee separation costs. During September 2005, we decided to continue the employment of two executives that were initially included in the restructuring plan accrual as these executives were determined to be critical to our on-going corporate development initiatives and accordingly reversed the charge recorded for these executives. This adjustment was recorded in the restructuring line item of the consolidated statements of operations and comprehensive loss.
     The 2005 Restructuring Plan activity for the nine months ended September 30, 2005 was as follows (in thousands):

				Remaining
	Restructuring	Cash		Accrual
	Charges	Expenditures	Adjustments	9/30/2005
Employee severance	$1,142	$(631)	$(413)	$98
     We expect all payments under the 2005 Restructuring Plan will be completed by the end of April 2006. The 2005 Restructuring Plan will result in an estimated reduction in annual operating expenses of approximately $3.1 million.
     In December 2004, we approved a plan to eliminate certain positions primarily in Latin America (the “2004 Restructuring Plan”). The cost of this plan totaled approximately $0.5 million and consisted primarily of involuntary employee separation costs. The 2004 Restructuring Plan will result in an estimated reduction in annual operating expenses of approximately $1.2 million.
     The 2004 Restructuring Plan activity from December 31, 2004 to September 30, 2005 was as follows (in thousands):

	Remaining			Remaining
	Accrual	Cash		Accrual
	12/31/2004	Expenditures	Adjustments	9/30/2005
Employee severance	$306	$(298)	$(8)	$—
Other	20	(8)	(12)	—

	$326	$(306)	$(20)	$—

     All payments under the 2004 Restructuring Plan were completed by September 2005. Accordingly, the remaining restructuring charge accrual was reversed during the quarter ended September 30, 2005. This adjustment was recorded within the restructuring charge line item of the consolidated statements of operations and comprehensive loss.
     We approved restructuring plans during 2002 and 2001 designed to improve operating efficiency (the “Reorganization Plans”). The costs of these plans, and subsequent modifications to their original estimates, totaled approximately $11.5 million. The Reorganization Plans were comprised of (i) involuntary separation costs, (ii) closing our Boston development center and certain European sales offices, (iii) reserves for leasehold abandonment, and (iv) various non-personnel related cuts. The Reorganization Plans resulted in an estimated reduction in annual operating expenses of approximately $14.7 million. The remaining accrual for the Reorganization Plans at September 30, 2005 is comprised of the lease costs for the remaining excess space in Houston, Texas. The Reorganization Plans’ activity for the nine months ended September 30, 2005 was as follows (in thousands):

	Remaining		Remaining
	Accrual	Cash	Accrual
	12/31/2004	Expenditures	9/30/2005
Lease commitments	$1,117	$(301)	$816
     Provision for Income Taxes. We did not record an income tax benefit for our domestic operations in either the third quarter of 2005 or 2004, as we continue to provide a full valuation allowance against our deferred tax assets in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company’s pre-tax accounting losses. A provision of $0.1 million was recorded for taxes related to our foreign operations during the third quarter of 2005 and 2004.
     Net Loss. Due to the factors described above, net loss for the quarter ended September 30, 2005 was $0.1 million compared with $2.6 million for the quarter ended September 30, 2004.
Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004
     Revenues. Revenues for the first nine months of 2005 were $49.8 million compared with $49.9 million for the first nine months of 2004. The slight year-over-year decline in revenues resulted from a decrease in revenues from license transactions greater than $0.5 million during the period offset by an increase in service revenues. During the first nine months of 2005, we closed three license transactions over $0.5 million totaling $2.5 million in license revenues compared with five license transactions over $0.5 million totaling $3.0 million in license revenues in the first nine months of 2004. License revenues for the first nine months of 2005 were $22.0 million, or 44.1 percent of total revenues, down from $22.4 million, or 44.9 percent of total revenues, in the first nine months of 2004. Service revenues for the first nine months of 2005 were $27.9 million, or 55.9 percent of total revenues, up from $27.5 million, or 55.1 percent of total revenues, for the first nine months of 2004. Service revenues for the first nine months of 2005 were comprised of maintenance revenues of $24.2 million and professional service revenues of $3.6 million, compared with $23.0 million in maintenance revenues and $4.5 million in professional service revenues in the first nine months of 2004. The increase in maintenance revenues was primarily due to high customer maintenance renewal rates on our growing install base. Our professional service revenues decline was due to fewer customers undertaking migration related projects.
     During the first nine months of 2005, revenues from our products for Microsoft-based platforms totaled $33.5 million, which is relatively flat when compared to the first nine months of 2004. Revenues from these products accounted for approximately 67 percent of total revenues during the first nine months of 2005 and 2004. License revenues for our Microsoft-related products for the first nine months of 2005 were $16.4 million compared with $18.0 million in the first nine months of 2004. Maintenance revenues for our Microsoft-related products in the first nine months of 2005 were $17.2 million compared with $15.5 million in the first nine months of 2004. We expect revenues from our products and maintenance for Microsoft-based platforms will continue to grow as a percentage of total revenues.
     Revenues from our products for Novell-based platforms for the first nine months of 2005 were $6.2 million, or 12 percent of total revenues, compared with $7.7 million, or 15 percent of total revenues, in the first nine months of 2004. Consistent with the trend seen in past quarters, total revenues from these products were down year-over-year, reflecting both the maturity and our penetration of the Novell market. License revenues for Novell-based platforms were $1.4 million the first nine months of 2005 compared with $2.3 million in the first nine months of the prior year. Maintenance revenues for Novell-based platforms in the first nine months of 2005 were $4.7 million compared with $5.4 million in the first nine months of 2004.
     Sales of our security focused bv-Control product line accounted for approximately 83 percent of our license revenue in the first nine months of 2005 compared with 85 percent in the first nine months of 2004. Sales of our system administration focused bv-Admin product line accounted for approximately 9 percent of our license revenue in the first nine months of 2005 compared with 14 percent in the first nine months of 2004. Sales of our remaining product lines, primarily our compliance monitoring line, accounted for approximately 8 percent of our license revenues in the first nine months of 2005 compared with 1 percent in the first nine months of 2004.
     No customer accounted for more than 10 percent of our revenues in the first nine months of 2005 or 2004. Revenues recognized from sales to customers outside North America, primarily in Europe, accounted for approximately 14 percent of total revenues in the first nine months of 2005 up from 11 percent in the first nine months of 2004.
     Gross Profit. Gross profit for the first nine months of 2005 totaled $43.4 million, which was up from $43.2 million in the first nine months of 2004. Gross margin for the first nine months of 2005 was 87.2 percent, up from 86.6 percent in the first nine months of 2004. The increase in gross profit and gross margin was primarily due to the improved gross margins in our professional services related projects.
     Gross profit generated from license revenues for the first nine months of 2005 was $21.4 million, compared with $21.7 million for the first nine months of 2004. The gross margin from license revenues for the first nine months of 2005 was 97.4 percent, compared with 96.8 percent for the first nine months of 2004.
     Gross profit from service revenues for the first nine months of 2005 was $22.1 million, compared with $21.5 million for the first nine months of 2004. Gross margin from service revenues for the first nine months of 2005 was 79.2 percent compared with 78.2 percent for the first nine months of 2004. While we do not track and measure costs of performing services (i.e., technical support, professional services) by product platform (i.e., Microsoft, Novell, etc.), we do not believe there is a material difference in the gross margin by product line.
     Operating Costs and Expenses. Operating costs and expenses for the first nine months of 2005 totaled $49.7 million, down from $50.2 million for the first nine months of 2004. Operating costs and expenses in the first nine months of 2005 include restructuring and severance charges of approximately $1.1 million and $0.4 million in merger costs related to our pending acquisition by Symantec Corporation. Operating costs and expenses in the first nine months of 2004 include restructuring and severance charges of approximately $0.8 million. Excluding these charges, operating costs and expenses were approximately $1.1 million, or 2 percent, lower in the first nine months of 2005 compared to the first nine months of 2004. This decrease is primarily attributable to the $1.0 million expended during the first nine months of 2004 for the production of video-based training material.
     Sales and marketing expenses for the nine months ended September 30, 2005 were $28.7 million (57.5 percent of revenues), slightly up from $28.5 million (57.2 percent of revenues) for the nine months ended September 30, 2004. We expect sales and marketing expenses as a percentage of revenues to be lower in the last quarter of 2005 as a result of anticipated revenue growth.
     Research and development expenses for the nine months ended September 30, 2005 were $13.5 million (27.1 percent of revenues), down from $15.6 million (31.3 percent of revenues) for the nine months ended September 30, 2004. Research and development expenses during the first nine months of 2005 include a $0.3 million charge for costs related to our acquisition of certain assets of Brightfly Development, Inc. Research and development expenses during the first nine months of 2004 included (i) $1.0 million in costs related to the production of video-based training material necessary to augment our existing capabilities and (ii) $0.5 million in severances costs for the elimination of positions in our R&D group. Excluding these charges in both periods, research and development expenses were $1.0 million, or 7 percent, lower the first nine months of 2005 compared to the first nine months of 2004. The decline in research and development expenses was primarily due to a reduction in personnel costs as a result of our transition of headcount from our domestic operations in Houston, Texas to our subsidiary in Pune, India.
     General and administrative expenses for the nine months ended September 30, 2005 were $6.5 million (13.0 percent of revenues), up from $5.8 million (11.7 percent of revenues) for the nine months ended September 30, 2004. General and administrative costs during the first nine months of 2004 include a benefit of $0.3 million related to a reduction in our sales tax reserves initially established in 2001. Excluding this benefit in 2004, general and administrative expenses increased $0.3 million, or 5 percent, compared to the first nine months of 2004. The increase in general and administrative expenses is primarily attributable to an increase in personnel and outside professional service fees related to our Sarbanes-Oxley compliance efforts.

     Restructuring costs were $0.7 million for the first nine months of 2005 and $0.1 million for the first nine months of 2004 (see detailed discussion of these costs above).
     Provision for Income Taxes. We did not record an income tax benefit for our domestic operations in either the first nine months of 2005 or 2004, as we continue to provide a full valuation allowance against our deferred tax assets in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As in our prior assessments, we considered current and previous performance and other relevant factors in determining the sufficiency of our valuation allowance. Objective factors, such as current and previous operating losses, were given substantially more weight than our outlook for future profitability. Until such time as a consistent pattern of sufficient profitability is established, no tax benefit will be recognized associated with the Company’s pre-tax accounting losses. A provision of $0.2 million and $0.3 million was recorded for taxes related to our foreign operations during the first nine months of 2005 and 2004, respectively.
     Net Loss. Due to the factors described above, net loss for the nine months ended September 30, 2005 was $5.6 million compared with $6.8 million for the nine months ended September 30, 2004.
Liquidity and Capital Resources
     Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met through a combination of issuances of securities and internally generated funds.
     We had cash, cash equivalents and short-term investments of $28.6 million at September 30, 2005 compared with $32.6 million at December 31, 2004. Our working capital has decreased approximately $8.5 million since December 31, 2004 to $18.7 million at September 30, 2005 primarily due to (i) our year to date 2005 loss of $5.6 million, (ii) $4.1 million used for common stock repurchases and (iii) capital expenditures of $1.7 million. This decrease was partially offset by $2.5 million in proceeds received from the sale of common stock through our stock option plans and Employee Stock Purchase Plan (“ESPP”). At September 30, 2005, we had no outstanding debt.
     Cash flows provided by (used in) operating activities were $0.2 million in the first nine months of 2005 compared with $(2.0) million in the first nine months of 2004. The increase in cash provided by operating activities in 2005 was primarily due to an increase in cash collections on accounts receivables of approximately $1.4 million over the first nine months of 2004.
     Cash flows provided by (used in) investing activities were $1.9 million in the first nine months of 2005 compared with $(10.9) million in the first nine months of 2004. The increase in cash provided by investing activities was primarily the result of an increase in cash generated from short-term investments. Short-term investments of $9.2 million were purchased during the first nine months of 2004, which was partially offset by $0.6 million in proceeds received on maturities of investments. During 2005, the Company received $3.7 million in net maturities on short-term investments. Capital expenditures were $2.4 million in both the first nine months of 2005 and 2004.
     Cash flows used in financing activities were $1.6 million in the first nine months of 2005 compared with $0.3 million in the first nine months of 2004. During the first nine months of 2005, we generated proceeds of approximately $2.5 million from the issuance of common stock through our ESPP and employee stock option exercises. We also used $4.1 million in cash to repurchase 1.3 million shares of our common stock during the first nine months of 2005. During the first nine months of 2004, we generated proceeds of approximately $2.1 million from the issuance of common stock through our ESPP and employee stock option exercises. We also used $2.3 million in cash to repurchase 0.8 million shares of our common stock during the first nine months of 2004.
     We conduct operations in leased facilities under operating leases expiring at various dates through 2015. The contractual obligations under these lease commitments were comprised of the following as of September 30, 2005:

CONTRACTUAL		REMAINDER
OBLIGATION	TOTAL	OF 2005	2006 — 2008	2009 — 2011	2012 — 2015
Operating leases	$19,309	$1,069	$11,285	$6,440	$515
Sub-leasing arrangements*	(1,723)	(35)	(918)	(770)	—

	$17,586	$1,034	$10,367	$5,670	$515

*	We have sub-leased portions of these facilities under operating leases. Anticipated cash receipts from these sub-lease arrangements have been taken into account when deriving expected cash outflow on operating lease commitments in the preceding table.
     Our expected principal cash requirements for the remainder of 2005 are: (i) capital expenditures between $0.4 and $0.6 million, primarily for computer and software equipment, (ii) working capital requirements and (iii) net payments on operating leases of approximately $1.0 million. We believe there is sufficient cash on hand to meet these cash requirements, as well as our cash requirements for the foreseeable future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes since December 31, 2004. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES
     The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2005 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report have been made known to them in a timely manner.
     There have been no significant changes made during the fiscal quarter ended September 30, 2005, in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
(a) Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINDVIEW DEVELOPMENT CORPORATION

November 4, 2005	By:	/s/ Kevin P. Cohn

Kevin P. Cohn
Vice President, Controller and Chief Accounting
Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002